Form 10-Q
period 1996-04-27
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1996-06-11
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended April 27, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number 33-49544-01      Commission File Number 33-49544

    Blue Bird Corporation                   Blue Bird Body Company
(Exact name of registrant as            (Exact name of registrant as
 specified in its charter)               specified in its charter)

       Delaware                                 Georgia
(State or other jurisdiction of         (State or other jurisdiction of
 incorporation or organization)          incorporation or organization)

       13-3638126                               58-0813156
(I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)

       3920 Arkwright Road                    3920 Arkwright Road
      Macon, Georgia 31210                   Macon, Georgia 31210
(Address of principal executive         (Address of principal executive
 offices, including zip code)            offices, including zip code)

       (912) 757-7100                          (912) 757-7100
(Registrant's telephone number,        (Registrant's telephone number,
 including area code)                  including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90
days.     Yes  /X/   No  / /

     As of June 1, 1996, 8,424,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

     BLUE BIRD BODY COMPANY ("BLUE BIRD" OR THE "COMPANY") IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION ("BBC"). BLUE BIRD MEETS
THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-Q APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH GENERAL INSTRUCTION.

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                  For the Three-Month and Six-Month Periods
                           Ended April 27, 1996

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of April 27, 1996 and
             October 28, 1995 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and six-month
             periods ended April 27, 1996 and
             April 29, 1995 ....................................... 2


          Condensed Consolidated Statements of
             Cash Flows for the six-month
             periods ended April 27, 1996
             and April 29, 1995 ................................... 3

          Notes to Condensed Consolidated
             Financial Statements ................................. 4


Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ........................................... 6




PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings ......................................  8

Item 6.   Exhibits and Reports on Form 8-K .......................  8

Signatures .......................................................  9

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  APRIL 27, 1996 AND OCTOBER 28, 1995
                            ($ IN THOUSANDS)

                                       APRIL 27,      OCTOBER 28,
                                         1996            1995
                                       ---------      ----------
                                     ( UNAUDITED)

                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    3,049    $   21,452
 Trade receivables                         15,275        18,866
 Leases receivable                         33,369        47,222
 Inventories                              126,899        83,346
 Prepaid expenses                           2,052         1,020
 Other current assets                       1,276         5,927
                                         --------      --------
     Total current assets                 181,920       177,833

LEASES RECEIVABLE, NONCURRENT              38,072        15,000

PROPERTY, PLANT, AND EQUIPMENT             60,685        58,872
 Less accumulated depreciation            (24,694)      (21,860)
                                         --------      --------
  Property, plant, and equipment, net      35,991        37,012

GOODWILL AND OTHER INTANGIBLE ASSETS      163,725       165,594
 Less accumulated amortization            (23,248)      (21,712)
                                         --------      --------
   Goodwill and other intangible
    assets, net                           140,477       143,882
                                         --------      --------
OTHER ASSETS                                6,852         6,065
                                         --------      --------
    Total assets                       $  403,312    $  379,792
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $   47,236    $   35,662
 Current portions of long-term debt        12,000        12,000
 Accounts payable                          32,127        25,743
 Income taxes payable                       1,634         6,926
 Deferred income taxes                      8,869         9,535
 Other current liabilities                 26,924        26,242
                                         --------      --------
   Total current liabilities              128,790       116,108

LONG-TERM DEBT                            121,822       113,750

DEFERRED INCOME TAXES                       5,619         5,898

OTHER LIABILITIES                          20,836        20,536

REDEEMABLE COMMON STOCK, NET               20,558        20,872
                                         --------      --------
   Total liabilities                      297,625       277,164

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 25,000,000
   shares authorized; 7,704,778 and
   7,704,778 outstanding respectively          77            77
 Additional paid-in capital                77,023        77,023
 Retained earnings                         30,850        27,896
 Other stockholders' equity                (2,263)       (2,368)
                                         --------      --------
    Total stockholder's equity            105,687       102,628
                                         --------      --------
    Total liabilities and
    stockholders' equity               $  403,312    $  379,792


The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTH AND SIX MONTH PERIODS
                ENDED APRIL 27, 1996 AND APRIL 29, 1995
                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                             APRIL 27,  APRIL 29      APRIL 27,   APRIL 29,
                               1996       1995          1996       1995
                             ---------  ----------    ---------   ---------
                      (UNAUDITED) (UNAUDITED)  (UNAUDITED) (UNAUDITED)

Net sales                    $  106,501  $  105,384   $  199,327  $  182,105

Cost of goods sold               88,101      86,625      165,286     151,048
                               --------    --------     --------    --------
 Gross profit                    18,400      18,759       34,041      31,057

Selling, general and
  administrative expense         10,774      10,202       20,889      19,963

Amortization of goodwill
  and other intangibles             940       1,381        1,880       2,763
                               --------    --------     --------    --------
Operating income                  6,686       7,176       11,272       8,331

Interest income                   1,706         948        3,508       1,977

Interest and debt issue
  expense                        (4,229)     (4,460)      (8,371)     (8,673)

Other income (expense)              237         248          433        (138)
                               --------    --------     --------    --------
Income before income taxes        4,400       3,912        6,842       1,497

Provision for income taxes        1,811       1,599        2,786         599
                               --------    --------     --------    --------
Net income before
   extraordinary items            2,589       2,313        4,056         898

Extraordinary item - loss on
   extinguishment of debt
   (net of income tax benefit
   of $838)                           0           0       (1,416)          0

                               --------    --------     --------    --------
Net income                   $    2,589  $    2,313   $    2,640  $      898
                               ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX-MONTH PERIODS ENDED APRIL 27, 1996 AND APRIL 29, 1995
                           ($ IN THOUSANDS)

                                                      SIX MONTHS ENDED

                                                   APRIL 27,     APRIL 29,
                                                     1996          1995
                                                  ---------     ---------
                                                 (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $  2,640       $    898
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt     2,254              0
Depreciation and amortization                       5,790          6,558
Increase in cash surrender value of
     life insurance                                    52              4
Deferred income taxes                                (945)        (1,465)
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables         3,591         (6,119)
(Increase) decrease in inventories                (43,553)       (60,245)
(Increase) decrease in prepaid expenses            (1,032)          (559)
Increase (decrease) in accounts payable             6,384          9,735
Increase (decrease) in income taxes payable        (5,292)          (430)
Other                                               4,656          2,527
                                                  -------        -------
     Total adjustments                            (28,095)       (49,994)
                                                  -------        -------
   Net cash used in operating activities          (25,455)       (49,096)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions     (1,663)        (2,071)
Leases receivable                                  (9,219)           118
                                                  -------        -------
   Net cash used in investing activities          (10,882)        (1,953)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers      49,646         45,000
Repayment of long-term debt                       (30,000)        (3,000)
Debt prepayment premium                            (1,625)             0
Other                                                (192)          (199)
                                                  -------        -------
   Net cash (used in) provided by
     financing activities                          17,829         41,801
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                  105           (243)
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (18,403)        (9,491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   21,452         10,490
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   3,049      $     999
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $   4,821      $   8,096
                                                  =======        =======
Cash income taxes paid                          $   3,978      $   2,511
                                                  =======        =======

The accompanying notes are an integral part of these condensed statements.

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements of Blue Bird Corporation and subsidiaries ("BBC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the joint annual report of BBC and Blue Bird Body Company (the
"Predecessor") (see "Acquisition" below) on Form 10-K for the fiscal year ended October 28, 1995.

     The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.


FISCAL YEAR

     BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal year 1996 contains 53 weeks and fiscal year 1995 contains 52 weeks.


ACQUISITION

     On April 15, 1992, BBC (formerly B B Holding Corp.) acquired all of the outstanding capital stock of the Predecessor through the merger of B B Acquisition Corp., a wholly owned subsidiary of BBC, with and into the Predecessor (the "Acquisition"), with the Predecessor as the surviving corporation. The Acquisition was accounted for as a purchase.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately
$3,500,000 higher at April 27, 1996 and approximately $2,600,000 higher at October 28, 1995.

     The components of inventory consist of the following at April 27, 1996 and October 28, 1995 (dollars in thousands):

                           1996                1995
                          ------              ------
Raw materials          $  27,830           $  32,463
Work in process           40,750              22,831
Finished goods            58,319              28,052
                         -------              ------
                       $ 126,899           $  83,346


3.   CONTINGENCIES

PENDING LITIGATION AND INSURANCE PROGRAM

     As of April 27, 1996, a number of product liability cases were
pending against a subsidiary of BBC.   Neither the outcome of certain
cases nor the amounts of any liabilities related to these certain cases are known, however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    THREE MONTHS ENDED APRIL 27, 1996 COMPARED TO THREE MONTHS
    ENDED APRIL 29, 1995

     Net sales for the quarter ended April 27, 1996, were $106.5 million, an increase of $1.1 million or 1.0% compared to the corresponding period in 1995. The increase was due to more deliveries during the current reporting period as compared to the 1995 period.

     Gross profit decreased to $18.4 million in the second quarter of 1996 from $18.8 million in the second quarter of 1995, a decrease of $.4 million or 2.1%, reflecting more competitive pricing on deliveries in the second quarter of 1996.

     Selling, general and administrative expenses increased to $10.8 million from $10.2 million in the 1995 period, an increase of $.6 million or 5.9%. This increase was due primarily to higher selling and engineering costs.

     Interest income increased to $1.7 million in 1996, compared to $.9 million in 1995. The increase was due mainly to a higher average dollar amount of leases held in the lease portfolio in 1996 compared to 1995 due to the formation of Blue Bird Capital Corporation.

     Interest and debt issue expense decreased to $4.2 million in the current period from $4.5 million in the prior year's period due to lower interest rates on bank debt as well as lower debt due to the repurchase
of $25 million of Subordinated Debt in December, 1995.   The resulting
lower interest expense was partially offset by higher interest expense on the line of credit related to leases in Blue Bird Capital Corporation.

     The provision for income taxes was $1.8 million in the current
period compared to $1.6 million in the 1995 period.   The effective tax
rate for the current period was 41.2% compared to 40.9% during the prior year period. The effective tax rate for both periods is higher than the statutory rate primarily due to the effect of certain non-deductible amortization charges, principally goodwill.



    SIX MONTHS ENDED APRIL 27, 1996 COMPARED TO SIX MONTHS ENDED
    APRIL 29, 1995

     Net sales for the six months ended April 27, 1996, were $199.3 million, an increase of $17.2 million or 9.4% compared to the corresponding period in 1995. This was due to delivering more units during the current period as compared to the 1995 period.

     Gross profit increased to $34.0 million in the current period as compared to $31.1 million in the 1995 period. This was an increase of $2.9 million or 9.3%. The increased gross profit was due to higher sales volume.

     Selling, general and administrative expenses increased to $20.9 million from $20.0 million in the 1995 period, an increase of $.9
million or 4.5%.   This increase was due primarily to normal budgeted
increases and higher selling expenses.

     Interest income increased to $3.5 million in 1996, compared to $2.0
million in 1995.   The increase was due mainly to a higher average
dollar amount of leases held in the lease portfolio in 1996 compared to 1995.

     Interest and debt issue expense decreased to $8.4 million in the current period from $8.7 million in the prior year's period due to lower interest rates on bank debt as well as lower debt due to the repurchase of $25 million of Subordinated Debt in December, 1995. The resulting lower interest expense was partially offset by interest expense on line of credit related to leases in Blue Bird Capital Corporation. Other income/(expense) was $.4 million income in the current period as compared to $.1 million expense in the corresponding period in 1995 due to a currency exchange loss in the 1995 period.

     The provision for income taxes was $2.8 million in the current
period compared to $.6 million in the 1995 period.   The effective tax
rate for the current period was 40.7% compared to 40.0% during the prior year period. The effective tax rate for both periods is higher than the statutory rate primarily due to the effect of certain non-deductible amortization charges, principally goodwill.

     On December 14, 1995, the Company repurchased, for cash on the open market, $25 million in principal amount of outstanding 11 3/4% Senior Subordinated Notes due 2002, Series B (the "Subordinated Notes") for the purchase price (expressed as a percentage of principal amount) of
106.500% plus accrued interest to the purchase date.   An extraordinary
loss of $1.4 million net of a tax benefit of $.8 million occurred during the 1996 period due to the early extinguishment of such Subordinated Notes.


FINANCIAL CONDITION

    WORKING CAPITAL

     The Company's working capital needs are seasonal. Working capital and related bank borrowings are lowest immediately after heavy school bus deliveries late in the fourth fiscal quarter. Beginning in December or January, working capital and related bank borrowings typically start to increase as parts are purchased or manufactured and distributed to the assembly plants for assembly into buses. Management tries to build buses as close to expected delivery time as possible. Inventory is at its highest during May, June and July prior to heavy seasonal deliveries.

    LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the current period was $25.5 million. This was primarily the result of the seasonal increase in inventory and payment of income taxes, partially offset by depreciation, amortization and an increase in accounts payable. Net borrowings on the working capital revolvers increased $49.6 million, reflecting primarily the seasonal increase in inventory. The early extinguishment of $25 million of outstanding Subordinated Notes was funded primarily from internally generated cash and partially from an increase in the working capital revolver. On March 29, 1996, Blue Bird Capital Corporation entered into an Amended and Restated Loan Agreement with LaSalle National Bank, as Agent, and other financial institutions (the "Amended Credit Agreement"). The Amended Credit Agreement provides Blue Bird Capital with a revolving credit facility (the "Credit Facility") up to a maximum aggregate principal amount of $100 million, subject to certain limitations as set forth in the Amended Credit Agreement. The Credit Facility terminates on March 31, 1999 and may be extended for up to two one-year periods. The Company believes that its established financing sources are adequate for the foreseeable future.



PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.

     Reference is made to BBC's and the Predecessor's Joint Annual Report on Form 10-K for the fiscal year ended October 28, 1995 for a description of certain legal proceedings to which BBC or the Predecessor is a party.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.22 Amended and Restated Loan Agreement by and among Blue Bird Capital Corporation and LaSalle National Bank, as Agent, dated March 29, 1996.

          27       Financial data schedule.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Registrants during the quarter ended April 27, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE BIRD CORPORATION              BLUE BIRD BODY COMPANY


By /s/ Paul E. Glaske              By /s/  Paul E. Glaske
       Paul E. Glaske                      Paul E. Glaske
Chairman of the Board and          Chairman of the Board and
President and Director               President and Director
(Principal Executive                  (Principal Executive
Officer)                              Officer)

Date:   June 11, 1996              Date:   June 11, 1996



By /s/ Bobby G. Wallace            By /s/ Bobby G. Wallace
       Bobby G. Wallace                   Bobby G. Wallace
Vice President, Treasurer and        Vice President - Finance
  Secretary and Director              and Administration,
   (Principal Financial and          Treasurer and Secretary
    Accounting Officer)                   and Director
                                     (Principal Financial and
                                      Accounting Officer)

Date:   June 11, 1996              Date:   June 11, 1996

                               Exhibit Index
                               -------------

        Exhibit
          No.                Description
        -------              -----------
          27                 Financial data schedule

          10.22              Amended and restated loan agreement