Form 10-Q
period 1996-07-27
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1996-09-09
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended July 27, 1996

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                            ENDED July 27, 1996

                             TABLE OF CONTENTS


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of July 27, 1996 and
             October 28, 1995 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and nine-month
             periods ended July 27, 1996 and
             July 29, 1995 ........................................ 2


          Condensed Consolidated Statements of
             Cash Flows for the nine-month
             periods ended July 27, 1996
             and July 29, 1995 .................................... 3

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

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      JULY 27, 1996 AND OCTOBER 28, 1995
                               ($ IN THOUSANDS)

                                             JULY 27,     OCTOBER 28,
                                              1996           1995
                                            ---------     -----------
                                           (UNAUDITED)
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $    5,260     $    21,452
  Trade receivables                            20,067          18,866
  Leases receivable                            33,125          47,222
  Inventories                                 156,756          83,346
  Prepaid expenses                              1,579           1,020
  Other current assets                          2,914           5,927
                                             --------        --------
    Total current assets                      219,701         177,833

LEASES RECEIVABLE, NONCURRENT                  38,654          15,000

PROPERTY, PLANT, AND EQUIPMENT                 61,170          58,872
  Less accumulated depreciation               (25,986)        (21,860)
                                             --------        --------
    Property, plant, and equipment, net        35,184          37,012
                                             --------        --------
GOODWILL AND OTHER INTANGIBLE ASSETS          163,733         165,594
  Less accumulated amortization               (24,714)        (21,712)
                                             --------        --------
    Goodwill & other intangible assets,
    net                                       139,019         143,882
                                             --------        --------
OTHER ASSETS                                    6,935           6,065
                                             --------        --------
  Total assets                             $  439,493     $   379,792
                                             ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facilities              $   46,547     $    35,662
  Current portions of long-term debt           13,000          12,000
  Accounts payable                             58,600          25,743
  Income taxes payable                          1,764           6,926
  Deferred income taxes                         8,442           9,535
  Other current liabilities                    33,644          26,242
                                             --------        --------
    Total current liabilities                 161,997         116,108

LONG-TERM DEBT                                118,404         113,750

DEFERRED INCOME TAXES                           5,550           5,898

OTHER LIABILITIES                              21,017          20,536

REDEEMABLE COMMON STOCK, NET                   20,431          20,872
                                             --------        --------
    Total liabilities                         327,399         277,164

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000
   shares authorized; 7,704,778 and
   7,704,778 outstanding respectively              77              77
  Additional paid-in capital                   77,023          77,023
  Retained earnings                            37,553          27,896
  Other stockholders' equity                   (2,559)         (2,368)
                                             --------        --------
    Total stockholders' equity                112,094         102,628
                                             --------        --------
    Total liabilities and stockholders'
     equity                               $   439,493     $   379,792
                                             ========        ========

The accompanying notes are an integral part of these condensed consolidated statements.

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTH AND NINE MONTH
                PERIODS ENDED JULY 27, 1996 AND JULY 29, 1995
                                 ($ IN THOUSANDS)

                             THREE MONTHS ENDED         NINE MONTHS ENDED

                          JULY 27,      JULY 29,      JULY 27,    JULY 29,
                           1996           1995          1996        1995
                         ---------     ---------     ---------   ---------
                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED) (UNAUDITED)

Net sales                $  146,788    $  137,340   $  346,115   $  319,445

Cost of goods sold          122,141       113,037      287,427      264,085
                           --------      --------     --------     --------
      Gross profit           24,647        24,303       58,688       55,360

Selling, general and
 administrative expenses     10,612         9,499       31,501       29,462

Amortization of goodwill
 and other intangibles          940           965        2,820        3,728
                           --------       -------     --------     --------
Operating income             13,095        13,839       24,367       22,170

Interest income               1,845         1,016        5,353        2,993

Interest and debt issue
 expense                     (4,425)       (5,332)     (12,796)     (14,005)

Other income (expense)          110           613          543          475
                            -------       -------      -------      -------
Income before income
 taxes                       10,625        10,136       17,467       11,633

Provision for income
 taxes                        4,049         4,330        6,835        4,929
                            -------       -------      -------      -------
Net income before
 extraordinary items          6,576         5,806       10,632        6,704

Extraordinary item - loss
 on extinguishment of
 debt (net of income
 tax benefit of $838)             0             0       (1,416)           0
                            -------       -------      -------      -------
Net income               $    6,576    $    5,806   $    9,216   $    6,704
                            =======       =======      =======      =======


The accompanying notes are an integral part of these condensed consolidated statements.

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTH PERIODS ENDED JULY 27, 1996 AND JULY 29, 1995
                             ($ IN THOUSANDS)

                                                     NINE MONTHS ENDED

                                                 JULY 27,          JULY 29,
                                                   1996             1995
                                                ---------         ---------
                                               (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $     9,216        $     6,704
                                                 -------            -------
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Extraordinary loss on extinguishment
     of debt                                       2,254                  0
    Depreciation and amortization                  8,694              9,452
    Increase in cash surrender value of
     life insurance                                  (47)               (71)
    Deferred income taxes                         (1,441)            (1,971)
 Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables      (1,201)            (6,597)
    (Increase) decrease in inventories           (73,410)           (74,177)
    (Increase) decrease in prepaid expenses         (559)              (109)
    Increase (decrease) in accounts payable       32,857             24,449
    Increase (decrease) in income taxes
     payable                                      (5,162)               974
    Other                                         10,220              2,730
                                                --------           --------
      Total adjustments                          (27,795)           (45,320)
                                                --------           --------
      Net cash used in operating activities      (18,579)           (38,616)
                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant, and equipment acquisitions      (2,587)            (2,762)
 Leases receivable                                (9,557)            (9,991)
                                                --------           --------
      Net cash used in investing activities      (12,144)           (12,753)
                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing on working capital revolvers       49,539             49,900
 Repayment of long-term debt                     (33,000)            (6,000)
 Debt prepayment premium                          (1,625)                 0
 Other                                              (192)              (949)
                                                --------           --------
       Net cash (used in) provided by
        financing activities                      14,722             42,951
                                                --------           --------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                (191)               (95)
                                                --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (16,192)            (8,513)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        21,452             10,490
                                                --------           --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                   $     5,260        $     1,977
                                                ========           ========
SUPPLEMENTAL INFORMATION:

 Cash interest paid                          $     2,294        $    11,818
                                                ========           ========
 Cash income taxes paid                      $     8,351        $     5,928
                                                ========           ========

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


2.       INVENTORIES

         Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $4,000,000 higher at July 27, 1996 and approximately $2,600,000 higher at October 28, 1995.

         The components of inventory consist of the following at July 27, 1996 and October 28, 1995 (dollars in thousands):



                                      1996                  1995

         Raw materials             $ 29,024               $32,463
         Work in process             47,473                22,831

         Finished goods              80,259                28,052
                                   --------               -------
                                   $156,756               $83,346
                                   ========               =======

3.       CONTINGENCIES

         PENDING LITIGATION AND INSURANCE PROGRAM

         As of July 27, 1996, a number of product liability cases were
pending against a subsidiary of BBC.   Neither the outcome of certain cases
nor the amounts of any liabilities related to these certain cases are known, however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

 THREE MONTHS ENDED JULY 27, 1996 COMPARED TO THREE MONTHS ENDED JULY 29, 1995

Net sales for the quarter ended July 27, 1996, were $146.8 million, an increase of 6.9% or $9.4 million compared to the corresponding period in 1995. This increase was due to more deliveries with a higher average selling price during the current reporting period as compared to the 1995 period.

Gross profit increased to $24.6 million in the third quarter of 1996 from $24.3 million in the third quarter of 1995, an increase of $.3 million or 1.4% due to higher sales volume.

Selling, general and administrative expenses increased to $10.6 million from $9.5 million in the 1995 period, an increase of 11.6% or $1.1 million. This increase was due primarily to higher engineering and selling/promotional expenses.

Interest income was $1.8 million in 1996, an increase of $.8 million compared to $1.0 million in the third quarter of 1995. This increase was due to a higher average dollar amount of leases held in the lease portfolio in 1996 compared to 1995.

Interest and debt issue expenses decreased to $4.4 million in the current period from $5.3 million in the prior year's period due to lower interest rates on bank debt as well as lower debt due to the repurchase of $25 million of Subordinated Debt in December, 1995. The resulting lower interest expense was partially offset by higher interest expense on the line of credit related to leases in Blue Bird Capital Corporation. The line of credit for Blue Bird Capital Corporation was not in place during the 1995 period.

Other (income)/expense was $.1 million income in the current period as compared to $.6 million income in the corresponding period in 1995 due primarily to an insurance settlement received in the 1995 period.

The provision for income taxes was $4.0 million in the current period compared to $4.3 million in the 1995 period. The effective tax rate for the current period was 38.1% compared to 42.7% during the prior year period. The effective tax rate for both periods is higher than the statutory rate primarily due to the effect of certain nondeductible amortization charges, principally goodwill.



  NINE MONTHS ENDED JULY 27, 1996 COMPARED TO NINE MONTHS ENDED JULY 29, 1995

Net sales for the nine months ended July 27, 1996, were $346.1 million, an increase of $26.7 million or 8.4% compared to the corresponding period in 1995. This was due to delivering more units during the current period as compared to the 1995 period.

Gross profit increased to $58.7 million in the current period as compared to $55.4 million in the 1995 period. This was an increase of $3.3 million or 6.0%. The increased gross profit was due to the higher sales volume.

Selling, general and administrative expenses increased to $31.5 million from $29.5 million in the 1995 period, an increase of $2.0 million or 6.8%. This increase was due primarily to normal budgeted increases in engineering and marketing, as well as higher selling expenses.

Interest income increased to $5.4 million in 1996, compared to $3.0 million in 1995. The increase was due mainly to a higher average dollar amount of leases held in the lease portfolio in 1996 compared to 1995.

Interest and debt issue expenses decreased to $12.8 million in the current period from $14.0 million in the prior year's period due to lower interest rates on bank debt as well as lower debt due to the repurchase of $25 million of Subordinated Debt in December, 1995. The resulting lower interest expense was partially offset by interest expense on the line of credit related to leases in Blue Bird Capital Corporation. The line of credit for Blue Bird Capital Corporation was not in place during the 1995 period.

The provision for income taxes was $6.8 million in the current period compared to $4.9 million in the 1995 period. The effective tax rate for the current period was 39.1% compared to 42.4% during the prior year period. The effective tax rate for both periods is higher than the statutory rate primarily due to the effect of certain nondeductible amortization charges, principally goodwill.

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

     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the current period was $18.6 million. This was primarily the result of the seasonal increase in inventory and payment of income taxes, partially offset by depreciation, amortization and an increase in accounts payable. Net borrowings on the working capital revolvers increased $49.5 million, reflecting primarily the seasonal increase in inventory. The early extinguishment of $25 million of outstanding Subordinated Notes was funded primarily from internally generated cash and partially from an increase in the working capital revolver. On March 29,
1996, Blue Bird Capital Corporation entered into an Amended and Restated Loan Agreement with LaSalle National Bank, as Agent, and other financial institutions (the "Amended Credit Agreement"). The Amended Credit Agreement provides Blue Bird Capital with a revolving credit facility (the "Credit Facility") up to a maximum aggregate principal amount of $100 million, subject to certain limitations as set forth in the Amended Credit Agreement. The Credit Facility terminates on March 31, 1999 and may be extended for up to two
one-year periods.   The Company believes that its established financing
sources are adequate for the foreseeable future.



Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

Reference is made to BBC's and the Predecessor's Joint Annual Report on Form 10-K for the fiscal year ended October 28, 1995 for a description of certain legal proceedings to which BBC or the Predecessor is a party.


Item 6.          Exhibits and Reports on Form 8-K.

     (a)         Exhibits.

                 27        Financial data schedule

     (b)         Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Registrants during the quarter ended July 27, 1996.

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

Date:   September 9, 1996              Date:   September 9, 1996



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

Date:   September 9, 1996         Date:   September 9, 1996

                               Exhibit Index
                               -------------

        Exhibit
          No.                Description
        -------              -----------
          27                 Financial data schedule