Form 10-K405
period 1996-11-02
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1997-01-31
CIK 889469, 889468

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

        JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended November 2, 1996



Commission File Number 33-49544-01              Commission File Number 33-49544
     BLUE BIRD CORPORATION                         BLUE BIRD BODY COMPANY
--------------------------------------       ----------------------------------
(Exact name of registrant as                       (Exact name of registrant as
specified in its charter)                          specified in its charter)

            DELAWARE                                      GEORGIA
--------------------------------------       ----------------------------------
(State or other jurisdiction                   (State or other jurisdiction
of incorporation or organization)             of incorporation or organization)

          13-3638126                                      58-0813156
--------------------------------------       ----------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

   3920 Arkwright Road                               3920 Arkwright Road
     MACON, GEORGIA  31210                           MACON, GEORGIA  31210
--------------------------------------       ----------------------------------
(Address of principal executive                (Address of principal executive
offices including ZIP code)                         offices including ZIP code)

       (912) 757-7100                                  (912) 757-7100
--------------------------------------       ----------------------------------
(Registrant's telephone number,                 (Registrant's telephone number,
  including area code)                               including area code)

      Securities registered pursuant to Section 12(b) of the Act:

             NONE                                    NONE
--------------------------------------       ----------------------------------
        (Title of class)                       (Title of class)

      Securities registered pursuant to Section 12(g) of the Act:

             NONE                                    NONE
--------------------------------------       ----------------------------------
        (Title of class)                       (Title of class)



    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    All of the voting stock of the registrants is held by affiliates. All officers, directors and more than 5% stockholders of the registrants are deemed "affiliates" of the registrants for the purpose of determining the foregoing. The registrants, however, do not represent that such persons, or any of them, would be deemed "affiliates" of the registrants for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

    As of January 1, 1997, 8,424,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

    BLUE BIRD BODY COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION. BLUE BIRD BODY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-K APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT.

                                PART I

ITEM 1.  BUSINESS.

GENERAL

    Blue Bird Body Company ("Blue Bird" or the "Company"), a wholly-owned subsidiary of Blue Bird Corporation ("BBC"), is the leading manufacturer of school buses in North America. Approximately 80% of the Company's net sales in fiscal 1996 were derived from sales of school bus products. The Company also manufactures the Q-Bus and Commercial Shuttle ("CS"), which target purchasers of medium-sized buses for commercial uses, and two luxury recreational vehicle ("RV") models, the Wanderlodge and the Blue Bird Motor Coach ("BMC"). Commercial and recreational vehicles accounted for approximately 14% and 6%, respectively, of the Company's fiscal 1996 net sales. The Company manufactures both quality steel bus bodies for mounting on chassis manufactured by third parties and complete bus units (body and chassis). Chassis generally consist of frames with engines, transmissions, drive trains, axles, wheels, power steering, brakes and fuel cells. The Company markets its products primarily through a network of approximately 63 independent distributors, which resell the products to customers, including municipalities, states, transportation contracting companies, churches and other independent organizations. Through its special purpose lease financing subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), the Company provides lease financing alternatives, principally to tax-exempt customers of its school bus products. Management believes that providing a variety of alternative leasing packages to its customers creates a significant competitive advantage for the Company. For the year ended
November 2, 1996, the Company had $570.2 million in net sales and $66.3 million in earnings before interest, taxes, depreciation and amortization.

    Purchasers of school buses are categorized into two ownership groups:
(i) public (consisting of states and school districts); and (ii) private (consisting of independent transportation contracting companies and other private entities). In the United States, approximately 78% of the estimated 410,000 school buses currently in operation are publicly owned, with the remainder being privately owned. Management estimates that deliveries of school buses in North America in fiscal 1996 totaled approximately 32,000 units. In addition, management estimates that the market demand for the types of school bus and commercial bus products that the Company manufactures and sells to countries outside of North America totaled approximately 3,500 units in fiscal 1996. In fiscal 1996, the Company sold approximately 13,800 school bus units and estimates that it had approximately 43% market share in the approximately
$1.3 billion North American market for school buses.

    The Company's business strategy is to continue to utilize its leading market position in the school bus market as a platform from which to expand its product offerings. The Company will continue to focus on its core school bus business, while seeking to expand its commercial bus product offerings to various markets, including the shuttle bus market, the smaller urban bus market and the "line haul" or inter-city coach market. Within the school bus market, the Company will continue to emphasize sales to distributors, as opposed to states and large transportation contracting companies, reflecting its belief that the former market provides greater growth and profit opportunities. The Company will also seek to expand its international bus sales, particularly in developing countries.

    The Company's principal executive offices are located at 3920 Arkwright Road, Macon, Georgia 31210. The Company is organized under the laws of the state of Georgia and BBC is organized under the laws of the state of Delaware.

INDUSTRY OVERVIEW

    SCHOOL BUSES. The two principal components of a school bus are the body and chassis. Bodies and chassis are sold either as integrated units, provided by a single supplier, or separately, in which case end-users purchase bodies and chassis from different suppliers and have the two components assembled by the bus body manufacturer. Approximately 50% of the Company's school bus sales in 1996, on a unit basis, were of integrated units. The ability to provide integrated units enables manufacturers to submit bids on completed school bus units to school bus end-users. The Company believes that integrated sales permit school bus body manufacturers to offer end-users a lower cost complete school bus while increasing their share of the profits realized on any sale of a unit. Many end-users, particularly those that participate in a state bid process for school bus purchases, however, may prefer to purchase the body and chassis separately.

    School bus purchasing is typically a centralized process involving orders of multiple units. Purchasers of school buses are categorized into two ownership groups: public (i.e., states and school districts); and private (i.e., independent transportation contracting companies and other private entities). It has been management's experience that the transportation director of a state or school district, or the chief procurement officer of a transportation contracting company, as the case may be, will typically determine transportation needs on an annual basis. In addition to replacement requirements based on changes in safety standards and incremental needs due to pupil population growth, factors which influence the need to purchase school buses include the age of the existing school bus fleet, changes in school bus travel routes, regulatory changes such as compliance with new emissions standards, extracurricular activity usage and changes in the education structure in the United States such as the development of preschool "head start" programs, special education programs and magnet schools. In the case of public purchasers, the transportation director may also be affected by certain budgetary constraints, and will consider the availability of financing in making the purchasing decision.

    Once the decision relating to the purchase of replacement or new school buses is finalized, the transportation director or the chief procurement officer will decide on the type and brand of product to be purchased. Product performance, manufacturer reputation, the manufacturer's ability to accommodate specifications regarding bus design, relationships with distributors, price, the availability of financing alternatives (e.g., leasing options), fleet standardization and post-sale support and service are all key factors influencing the decision to purchase a particular product. While price is an important factor, it is not the sole determinant of the purchase decision, and the lowest bid is not necessarily awarded the contract. As a result, manufacturer and distributor relationships are critical to the sale of school bus products.

    Florida, Kentucky, North Carolina, South Carolina and West Virginia award contracts for school buses based on a state bid process, with the state generally serving as the aggregate purchaser on behalf of all of its school districts. State officials compile the total number of buses their districts require and then solicit bids from bus body and chassis manufacturers. This process is much more competitive and price sensitive than the local bidding process, and manufacturers generally must be the low bidder to win the contract. Bus body and chassis manufacturers typically bid these purchases on a direct basis, rather than through distributors, and view these contracts as low margin, incremental volume. The Company estimates that approximately 15% of annual U.S. public school bus purchases are awarded through these bids.

    In the United States, approximately 78% of the estimated 410,000 school buses currently in operation are publicly owned, with the remainder privately owned. The Company estimates that approximately 50% of the privately owned school buses in operation in the U.S. are owned by the five largest national contractors. These contracting companies are fleet buyers and, therefore, pricing in this segment of the market is highly competitive. In addition to these large national transportation contractors, local contracting companies are also classified as private purchasers of school buses. As is the case with individual school districts, these smaller institutions typically purchase buses through distributors.

    Management estimates that deliveries of school buses in North America in fiscal 1996 totaled approximately 32,000 units. In addition, management estimates that the market demand for school bus and commercial products that the Company manufactures and sells to countries outside of North America totaled approximately 3,500 units in fiscal 1996.

    COMMERCIAL VEHICLES. Management divides the commercial bus transportation market into three segments, consisting of (i) public transportation,
(ii) shuttle transportation and (iii) tour, charter and commuter uses. The public transportation sector consists of several vehicle markets, including vans, medium-duty buses under 35 feet in length, heavy-duty buses up to 40 feet, articulated buses up to 60 feet, and inter-city coaches designed to transport passengers from suburbs to cities. The shuttle market is broader with users such as airports, car rental agencies, "park-and-ride" operators, hotels, educational and religious institutions, and providers of employee and health care-related transportation. The tour, charter and commuter segment of the market typically requires large over-the-road coaches ranging from 40 feet to 45 feet in length.

    The Company's participation in the broad commercial bus market is limited, as the Company produces only medium-sized commercial buses as well as shuttle products. See "--Products." Medium-sized buses are purchased by public transportation authorities and by tour, charter and commuter operators to supplement a fleet of large vehicles or to facilitate smaller scale charter and contract transportation needs. Management believes that rural and urban public transit authorities are beginning to reevaluate their traditional preference, especially in urban areas, for fleets consisting primarily of large buses. Management further believes a trend is developing toward purchases of the medium-sized buses similar to those built by the Company, in part because medium-sized buses are more economical and easier to operate. The Company believes it is well positioned to benefit from this trend. The shuttle market is served by a variety of products which include a variety of vans, "cutaway" vans (a fiberglass body on a van chassis), small and medium-sized coaches and some hybrid van and bus products. Management believes that the shuttle segment will grow as airports grow larger and move further away from cities and the number of elderly citizens requiring shuttle transportation increases.

    RECREATIONAL VEHICLES. The Company participates in the luxury niche of the recreational motor home vehicle market. This segment of the market is small, relatively stable, and consists of a limited number of competitors. Although this segment of the market is profitable for the Company, it is not expected to grow significantly. Management estimates that in a given year, there are likely to be approximately 400 luxury motor home products similar to those manufactured by the Company sold in the United States and believes that in order for the Company to increase sales, it will need to increase its market share relative to its competitors.

PRODUCTS

    SCHOOL BUS PRODUCTS

    GENERAL. Blue Bird produces a full range of school bus models and it is the largest manufacturer of both conventional and transit school bus bodies in the industry. In addition, Blue Bird sells complete Type D buses by integrating its Type D bodies with chassis manufactured by the Company.

    In 1996 Blue Bird derived approximately 16% of its net sales from the sale of its various school bus body models and 59% of its net sales from the sale of its integrated school buses. For classification purposes, the school bus industry has categorized these different models into the following four general product designations:

    TYPE A. A "Type A" school bus is a conversion of a van or a body constructed on a van-type compact truck chassis, with a gross vehicle weight ("GVW") rating of 10,000 pounds or less, designed to carry up to 21 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers one model in this category, the Micro-Bird, which can be ordered in several configurations. The Company does not manufacture chassis for the Micro-Bird. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type A vehicle bus bodies typically range from approximately $10,000 to $15,000.

    TYPE B. A "Type B" school bus is a body constructed and installed on a van-type or stripped chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 38 passengers. Part of the engine is located beneath and/or behind the windshield and next to the driver's seat and the entrance door on a Type B bus is located behind the front wheels. The Company offers one model in this category, the Mini-Bird, which can be ordered in several configurations. The Company does not manufacture a Type B chassis. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type B vehicle bus bodies typically range from approximately $12,000 to $20,000.

    TYPE C. "Type C" school buses are the Company's largest-selling product, accounting for more than half of the vehicles sold by Blue Bird in 1996. The Type C bus, which is a "traditional" full-size school bus, is a body installed on a flat back "cowl" chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 77 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers two models in this category, the Conventional and an integrated unit sold with a GM chassis, each of which can be ordered in several configurations. Wholesale selling prices for Type C vehicle bus bodies typically range from approximately $12,000 to $25,000, while prices for integrated products range from approximately $40,000 to $55,000.

    TYPE D. "Type D" school buses accounted for approximately one third of the vehicles sold by the Company in 1996. A Type D school bus is a transit-type (flat front) body installed on a chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 90 passengers. Type D buses are sold only on an integrated basis with a chassis manufactured by the Company. The engine is located behind the windshield and may be mounted next to the driver's seat, at the rear of the bus, or midship between the front and rear axles. The entrance door on a Type D bus is located ahead of the front wheels. The Company's models in this category include the TC/2000 and the All American, each of which can be ordered in several configurations. Wholesale selling prices for Type D vehicle buses (including chassis) typically range from approximately $50,000 to $95,000.

    COMMERCIAL VEHICLE PRODUCTS

    Q-BUS. The "Q-Bus," a 37 foot long coach introduced in 1992, enables the Company to compete in the medium-duty tour, charter and commuter markets. The unit offers bus operators a medium-duty bus with many of the "big bus" features, including seating capacities for up to 45 passengers, restroom, audio and visual systems, luggage capacity of up to 240 cubic feet and engine options up to 300 horsepower. In 1996 the Company introduced a larger version of the Q-Bus with seating capacity for up to 47 passengers, additional luggage capacity and a 400-horsepower diesel engine. This unit is designed to compete with more expensive over-the-road coaches such as those used by operators to carry commuters from suburban locations to urban work offices. Management believes the Company's medium-sized bus products to be a viable alternative to larger vehicles for a variety of reasons, including the fact that the medium-sized buses offer lower operating costs and flexibility in terms of matching bus size to passenger load demands. Wholesale selling prices for the Q-Bus typically range from approximately $113,000 to $210,000.

    CS. The CS series coach is designed primarily for the shuttle market. It is offered in ten models ranging from 24 feet to 39 feet in length. In 1995, to address a growing market segment for the airport to city/hotels commutes, the Company introduced a CS coach known as the EZLoader. The EZLoader is designed with a low-floor rear-end luggage compartment to allow the operator fast and easy access for luggage handling. The unit seats up to 30 passengers. In 1996, to meet the growing "demand response" market in the public transportation sector, in which riders such as disabled and elderly persons call a shuttle service for door-to-door pick-up and drop-off services (such as from home to the hospital), the Company introduced the TranShuttle CS, a 25-foot coach with a flat floor for multiple wheelchair accessibility. This product has been designed to compete with the lightweight bus and cutaway van while providing greater durability than is typical of those products. Wholesale selling prices for CS series coaches typically range from approximately $51,000 to $89,000.

    MODIFIED SCHOOL BUS PRODUCTS. The Company has taken advantage of its high volume purchases for school bus components, and its rapid assembly-line efficiencies, to produce and market an adaptation of the Type C and Type D school bus in commercial form. The bus, known as the "Activity Bus," offers basic "no-frills" transportation for commuter, shuttle, churches, colleges, and universities. The product offers basic paint schemes, diesel and natural gas engine options, and very functional interiors for passenger comfort. Wholesale selling prices for the Activity Bus typically range from approximately $12,000 for non-integrated products to $70,000 for integrated products.

    WORK STATION Q AND QMC. The Company's Work Station Q unit and the QMC are designed to service the executive and corporate transport markets, and can include features such as luxury seating, a small galley, and a restroom. Both products are designed to carry a limited number of passengers in comfort and style. Wholesale selling prices for the Work Station Q and the QMC typically range from approximately $150,000 to $250,000.

    RECREATIONAL VEHICLE PRODUCTS

    GENERAL. The Company manufactures complete motor homes by integrating the motor home shell with Blue Bird-manufactured chassis. The Company offers two luxury motor home products, both of which are targeted for the premium and mid- to high-end markets.

    WANDERLODGE. The Wanderlodge is a premium motor home manufactured by the Company. The Wanderlodge is available in two models, 41 and 43 feet in length, with a capacity of up to six passengers and sleeping accommodations for four. Key features of the unit include (i) the ultra-premium design of the product,
(ii) steel body construction and a body-on-chassis design, (iii) a wide selection of optional equipment available to the purchaser, and (iv) the extensive product support capability provided by Blue Bird's two RV distributors. During fiscal year 1996, 59% of recreational vehicles delivered by the Company were Wanderlodge units. Suggested retail prices for the Wanderlodge range from approximately $550,000 to $650,000.

    BLUE BIRD MOTOR COACH. The BMC is offered as a 37- or 40-foot long motorcoach designed to meet product demand for the expanding middle-to-high-end segment of the luxury recreational vehicle market. Like the Wanderlodge, it features steel body construction and a body-on-chassis design. During fiscal year 1996, 41% of RVs delivered by the Company were BMC units. The BMC has a suggested retail price ranging from approximately $350,000 to $465,000.

SERVICE PARTS

    All of Blue Bird's distributors maintain parts inventories to service owners of Blue Bird products. Many of such distributors purchase parts from Blue Bird's Service Parts Group (the "Parts Group"). In addition to these sales to distributors, the Parts Group sells parts to fleet accounts on a direct basis. These direct sales accounts include the U.S. General Services Administration (the "GSA"), the national transportation contracting companies and other accounts in southern Georgia, South Carolina and Kentucky. The Company currently operates an 80,000-square foot facility in Fort Valley, Georgia to house the Parts Group.

MARKETING AND DISTRIBUTION

    The Company sells its bus products through distributors (91% of 1996 net sales) and directly to end-users (9% of 1996 net sales). During 1996, no customer accounted for as much as 10% of Blue Bird's net sales. Direct sales customers include states, transportation contracting companies, the GSA and all export buyers. All other sales are made through the Company's distributors. Direct sales typically involve bids for large contracts, which are highly competitive. Accordingly, direct sales margins are typically lower than distributor sales margins.

    Blue Bird has approximately 63 independent distributors in the U.S. and Canada, including RV distributors. Approximately 27 of the Company's 28 commercial bus distributors also distribute the Company's school bus products. The Company's two RV distributors together have five locations. One of these distributors, Buddy Gregg Motor Homes, Inc., accounts for approximately 70% of the Company's RV unit volume.

    Many of Blue Bird's school bus distributors have close and longstanding relationships with transportation directors of states and school districts. The Company believes that its distributors are well situated to understand the needs and specifications of local school districts. In 1996, no single distributor accounted for more than 6% of the Company's sales of school bus products.

    Blue Bird distributors are bound by the terms of a distributor contract, pursuant to which distributors are granted a non-exclusive right to sell the Company's buses and service parts in a designated territory. Distributors are restricted from selling other products which compete with Blue Bird's products. The Company's distributor contract also requires distributors to service Blue Bird products. Sales to distributors are on a cash-at-delivery basis. Sales by distributors to end-users, such as school boards, are also usually on a cash-at-delivery basis.

    Blue Bird's sales organization services all of its distributors and direct sales customers. Six regional sales managers work exclusively with distributors in their respective regions and are responsible for coordinating sales and marketing campaigns, pricing policies, strategic market planning and related functions. These regional sales managers regularly visit distributors in order to disseminate product knowledge, supply marketing advice and serve as direct distributor support. The regional managers often accompany distributors' salespeople to meetings with prospective purchasers. The Company sponsors an annual international sales meeting to bring all of its distributors together, and regional sales meetings are also conducted annually to focus on regional strategic planning, advertising and other issues. Additionally, Blue Bird management meets with a Dealer Advisory Council on a regular basis to discuss strategic product and market issues, and to assist in the Company's long-term planning process.

    The Company's advertisements are run in national and regional trade journals for the transportation and education industries. Representatives of the Company attend national and regional product conventions as well as conventions for educational trade groups such as the National School Board Association, the National Association of Pupil Transportation and the National School Transportation Association. Blue Bird also utilizes its network of independent distributors to promote its products and disseminate product literature. Distributors attend these conventions at the state level and are usually accompanied by a representative of the Company.

LEASING

    The Company has provided lease financing to school bus customers since
1984, principally through its leasing division, Blue Bird Credit ("Blue Bird Credit"). On October 26, 1995, the Company formed a wholly-owned subsidiary, Blue Bird Capital, for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products. Blue Bird Capital has since become the Company's principal provider of leasing alternatives focusing on tax-exempt lessees. Generally, upon receipt of orders for municipal lease customers, the Company provides buses to be delivered by Blue Bird Capital to the appropriate distributor, who in turn delivers the buses to municipal customers pursuant to leases. Upon receipt of lease documents, Blue Bird Capital borrows approximately 90% of the lease amount pursuant to the LaSalle Credit Facility (herein defined) in order to pay the Company. Under the typical Blue Bird Capital lease with a tax exempt lessee, title is held by the lessee with a lien held by Blue Bird Capital. The average lease term is approximately three years and the lessee's down payment is typically 10% of the lease amount. The Company accounts for the lease as a sale and the related borrowings as long-term or short-term debt, as applicable. Under the LaSalle Credit Facility, Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net Worth, that cannot exceed 10 to 1. Blue Bird Capital pays the Company as promptly as possible and generally does not carry unsold inventory. Leases held by Blue Bird Capital are generally tax-exempt and accrue interest at rates ranging from 4.75% to 8.0%. The Company and Blue Bird Capital have entered into an Income Taxes Agreement whereby the Company reimburses Blue Bird Capital for the tax benefit generated by the tax free leases.

MANUFACTURING PROCESS

    The production of Blue Bird's extensive line of bus models involves various assembly processes. The bus body assembly process begins with the assembly of floor panels on a carriage that will carry the body assembly along the production line. Roof bows, internal and external metal panels are rivited in place and front and rear sections are added prior to painting. Windows, seats, flooring and other finishing items are added prior to attaching the bus body to the chassis. Each Blue Bird chassis is manufactured for a specific body, and a copy of the production order travels through the production process with the chassis. All of the chassis built by Blue Bird are for use with a Type D bus body. Some of these transit-type buses require the engine to be mounted in the front of the chassis, and others specify mounting in the rear. All Blue Bird chassis are tested to check the gauges, speedometer, fluid systems and electrical connections for the bus body components.

    The construction of both bodies and chassis must conform to various state and federal regulations. The most significant and comprehensive of these regulations is set forth in the FMVSS, which apply to all school buses built during and after 1977. The FMVSS specify requirements for a variety of vehicle components including controls and displays, automatic transmission, defrost/defog systems, windshield wipers, braking systems, reflectors and lights, mirrors, vehicle identification numbers, tires and wheels, accelerator controls, warning devices, occupant protection systems, steering systems, glazing materials, seats, windshields and windows, rollover protection, body joints and fuel systems. See "--Governmental Regulation."

INTERNATIONAL

    Other than maintaining a manufacturing facility in Canada, which accounted for sales of approximately 1,130 buses to Canadian customers in 1996 (approximately $30.5 million in net sales), and a new facility (first production units delivered in 1995) in Monterrey, Mexico, the Company's operations are based in the United States. The Company exported approximately 350 bus products in 1996, primarily to developing countries. Since foreign purchases of Blue Bird buses are typically non-school-related, the Company is unable to rely on the perceived strengths and marketability of its traditional school bus products. However, the Company believes that there are opportunities to grow its export business, particularly in developing countries, as these countries begin to demand additional basic transportation products. In general, the Company plans to increase its focus on the export segment of its businesses by developing modified school bus and commercial products which meet the specifications of purchasers in the Middle East, Africa, Europe, Mexico and Central and South America.

    In Mexico, the easing of import restrictions on new trucks and buses in connection with the North American Free Trade Agreement may present a significant opportunity for Blue Bird to expand its export business in that region; however, Blue Bird's ability to expand its business in Mexico depends largely on the stability of Mexico's economy. The opening of this marketplace could generate opportunities in other Latin American countries as well as enhance the reputation of Blue Bird's products throughout the region. Blue Bird's Mexican plant is currently used to produce vehicles which are imported into the United States, but could be used in the future to service Latin American markets.

    The Q-Bus and CS bus may also provide opportunities overseas, particularly in Western Europe where conventional North American school bus bodies and chassis are not marketable. In Eastern Europe, the Company's current product line may be salable as the region becomes accessible to exporters. In addition, the Company has developed a prototype right-hand drive chassis which will be used with the Q-Bus body as a product for selected Western European and African countries. Deliveries to these regions were minimal during 1996.

NEW PRODUCT DEVELOPMENT

    Blue Bird's research and development program studies bus sales trends to identify potential growth opportunities for the business and designs products to exploit these growth opportunities. This process includes evaluating potential new materials and components for use in existing products as well as developing new product designs, especially for the Company's commercial and RV product lines. Developmental projects are currently underway for expanded product offerings in the commercial market. Blue Bird's manufacturing processes incorporate sufficient production flexibility to enable Blue Bird to produce new designs with minimum lead time. Current projects are underway to develop alternative fuel buses based on electric and compressed natural gas power. Approximately 20 electrically powered buses were delivered in 1996.

COMPETITION

    SCHOOL BUS MARKET. Four major school bus manufacturers, Blue Bird, Thomas Built Buses, Inc. ("Thomas"), and CBW, Inc., which are privately owned companies, and AmTran, which was acquired by Navistar in the fourth quarter of 1995, account for substantially all dollar sales of school buses. All of these companies manufacture bus bodies which are mounted on a chassis supplied by GM, Ford and Navistar, although GM has agreed to supply chassis for Type C bus bodies exclusively to Blue Bird pursuant to the GM Chassis Agreement. See "--Raw Materials and Components." The Company and Thomas, which together accounted for approximately two-thirds of aggregate domestic school bus sales in 1996, manufacture chassis as well as bodies for certain of their bus models. Competition in the industry is intense, as all four manufacturers typically compete for each significant contract that comes up for bid.

    The three major school bus chassis manufacturers are GM, Ford and Navistar. Of these, Navistar is the leading manufacturer, accounting for approximately 60% of sales in 1996. The Company does not believe the Navistar's recent acquisition of AmTran will have a material impact on the Company's business. In the conventional chassis market, Navistar currently continues to make its chassis available to all bus body manufacturers. See "--Raw Materials and Components."

    Since Blue Bird does not manufacture discrete chassis units for sale to third-party purchasers, the Company does not directly compete with other chassis manufacturers. However, the Company has experienced indirect competition with some of these manufacturers, particularly Navistar, in the integrated bidding process.

    COMMERCIAL MARKET. The Company has different competitors in each of the major commercial market segments. In the medium-duty tour, charter, and commuter market, the Company's principal competitors include Eldorado National, a business of Thor Industries, Inc. ("Eldorado"), and Metrotrans Corporation ("Metrotrans"). Its competitors in the shuttle market are Champion Motor Coach, Inc. ("Champion"), Eldorado, Goshen Coach, Metrotrans, Supreme Corporation and Thomas. In the urban and rural transit market, the Company's principal competitors are Eldorado, Champion and Thomas.

    RV MARKET. In the motor home market, the Company considers its competition to be those companies building high-end motor homes on over-the-road coaches such as those produced by Prevost Car, Inc., Motor Coach Industries, Inc., Marathon Coach, Inc., Liberty Coach, Inc., Vantare International, Inc., Country Coach, Inc., Mitchell Coach Mfg. Co., and Custom Coach Corp. An additional competitor, Newell Coach, Inc., is the only high-end manufacturer that builds on its own chassis and body similar to the Wanderlodge. There are several other small competitors who periodically enter and exit the market. Although the BMC has a steel body construction like the Wanderlodge, it also competes with motor home products made by Monaco Coach, Inc., Beaver Motor Coach, Inc., Country Coach, Inc., American Eagle by Fleetwood Enterprises, Inc., and Foretravel,
Inc.

RAW MATERIALS AND COMPONENTS

    The largest production-related expense incurred by the Company is the cost of purchased materials. In fiscal year 1996, material purchases represented approximately 72% of total production costs. The Company purchases raw materials and components from over 2,500 suppliers. Other than GM, the Company's principal chassis supplier, no one supplier accounts for more than 10% of the Company's aggregate expenditures on raw materials and/or components. Since Blue Bird does not manufacture engines and does not manufacture chassis for its Type A, Type B and Type C bus products, the cost of engines, purchased chassis and components for Company-manufactured chassis constitute the largest components of the Company's material expense.

    Because Type A and Type B bus purchasers obtain their chassis separately and look to the Company only for a bus body, chassis supply is relevant for these product lines only to the extent that it may impact the number of Type A and Type B bus bodies ultimately sold. The Company manufactures all of its Type D chassis, with the result that chassis components constitute a major portion of Type D production costs.

      There are only three major chassis manufacturers in the United States:
General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Navistar International Corporation ("Navistar"). Navistar, which accounts for approximately 60% of the chassis market, recently purchased AmTran of Illinois, Inc. ("AmTran"), a bus manufacturer that is one of the Company's major competitors. Since its acquisition of AmTran, Navistar has continued to make its chassis available to AmTran's competitors as well as to school districts and other purchasers who wish to combine Navistar chassis with other bus bodies, such as those made by the Company. There can be no assurance that Navistar will continue to make its chassis available to purchasers other than AmTran.

     In late 1990, management of Blue Bird was concerned about the possibility that Ford and GM might decide to discontinue supplying Type C chassis, resulting in a situation in which Navistar might become the sole supplier of these Type C chassis and thus be in a position to exert increased influence over school bus manufacturers. Type C school buses represent approximately 56% of the total units sold by the Company. In addition, a trend toward integrated bidding (body and chassis) among school bus purchasers caused Blue Bird to consider establishing a formal relationship with a Type C chassis supplier to enhance the Company's competitive position in the Type C bus segment of the market. On May 6, 1991, the Company entered into a chassis supply agreement (the "GM Chassis Agreement") with GM to secure a steady supply of chassis. This agreement may be terminated by GM or by the Company upon two years' notice to the other party. There can be no assurance that GM will not terminate the GM Chassis Agreement. If the GM Agreement were to be terminated or if, for any reason, GM were to (i) cease manufacturing chassis or (ii) cease selling them to the Company and/or school districts and other customers who combine GM chassis with Blue Bird bodies, there also can be no assurances that (i) Blue Bird would be able to purchase sufficient quantities of chassis from Navistar and the remaining suppliers to fill orders or (ii) school districts or other customers would continue to order bodies from Blue Bird if such customers cannot be assured of being able to obtain chassis. If the Company were required to manufacture more chassis for its own use, it would likely materially effect its future results of operations and, potentially, its profitability.

    Under the terms of the GM Chassis Agreement, GM supplies its medium-duty chassis for Type C school buses to Blue Bird on an exclusive basis, and Blue Bird purchases the Type C chassis model exclusively from GM. Nothing in the GM Chassis Agreement precludes the Company from mounting its bus bodies on other makes of chassis if the chassis are purchased by Blue Bird's customers or distributors. In addition, the Company is not required to purchase a minimum number of chassis from GM under the GM Chassis Agreement. The Company believes that offering an integrated Type C product permits the Company to offer a competitively priced product while allowing it to realize a profit on the sale of the chassis, thereby increasing the total amount of profit that the Company realizes on the sale of each unit. Blue Bird's arrangements with GM make it the only current supplier of gasoline-powered Type C and Type D school buses in the industry. The Company's distributors and GM's 750 medium-duty truck dealers participate in servicing the end user after the initial sale. This enhanced network provides the Blue Bird/GM product with broad post-sale servicing and support.

GOVERNMENTAL REGULATION

    The Company's products must satisfy certain standards applicable to vehicles established by the NHTSA. Certain of its products must also satisfy specifications established by other federal, state and local regulatory agencies, primarily dealing with safety standards applicable to school buses. The cost of compliance with existing regulations results in an incremental cost of doing business to the Company and the cost of compliance with future regulations cannot be predicted with any degree of certainty and may significantly affect the Company's operations. Further, a substantial change in any such regulation could have a significant impact on the business of the Company. In addition, the scheduled effectiveness in 1998 of more restrictive United States Environmental Protection Agency ("EPA") emissions standards may impact upon the Company's operations. See "--Product Liability Claims and Insurance Coverage."

    School bus manufacturers must conform to vehicle guidelines set forth in the Federal Motor Vehicle Safety Standards ("FMVSS"), as well as to state and local specifications. FMVSS regulations have in the past directly affected manufacturers of school bus bodies and chassis, as well as end-users, by altering specifications and, as a result, increasing costs.

    With respect to environmental regulation, the most immediate issue facing the school bus industry will be the effectiveness in 1998 of more restrictive EPA emissions standards. These regulations will mandate certain engine changes and result in increased costs to both manufacturers and end-users of school buses. Blue Bird management believes that the general public will continue to mandate improved safety standards and ongoing resolution of environmental issues beyond 1998, and thereby will generate continuing demand for new school bus models over the long term. See "--Legal Proceedings" for a discussion of a recall of certain of the Company's products.


BACKLOG ORDERS

    As of November 2, 1996, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $199 million. It is expected that all such orders will be filled during fiscal year 1997.

PATENTS, LICENSES AND TRADEMARKS

    The Company owns and maintains registrations for the Blue Bird trademark and variations thereof in 49 countries, including the United States and Canada and monitors the status of its trademark registrations to maintain them in force and to renew them as required. Management believes that the Blue Bird trademarks are valuable because of the Company's strong presence in the bus market. Accordingly, the Company seeks to eliminate any infringement thereon. The Company is not currently aware of any such infringement. In addition, the Company has obtained patent protection in the United States on two safety-related components used in its buses. One component is related to an auxiliary heat system (which patent protection will expire in 2009) and the second component is related to a window opening mechanism (which patent protection will expire in 2010). The expiration of the patent protection of these two components is not expected to have a material adverse effect on the Company's financial condition or result of operations. The Company also takes steps, including legal action, to protect its patent, trademark and trade name rights and proprietary rights respecting product design and technology when circumstances warrant such action.

SEASONALITY

    The Company's sales show seasonal variation which is typical of the general industry seasonality. A majority of the Company's sales occur in the third and fourth quarters of the fiscal year, a pattern typical for the industry. For additional data on the seasonal nature of the Company's sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

EMPLOYEES

    As of December 7, 1996, the Company had approximately 2,505 employees, of whom approximately 2,043 were hourly workers. Blue Bird's U.S. and Canadian employees are not represented by any collective bargaining group. Blue Bird's Mexican employees are required by local law to be members of a union. The Company historically provided a competitive wage and benefit program and has an active communications program with its employees. Blue Bird has a four-day, 10-hour-per-day work week, which management believes is viewed as a positive feature by its labor force. The Company believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS

    The Company's operations and properties are subject to numerous federal, state, local and international laws and regulations, including those governing the use, storage, handling, transportation, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes (collectively, "Hazardous Materials"), the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Violation of such Environmental Laws, even if inadvertent, could have an adverse impact on the operations, business or financial results of the Company. As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

    The Company maintains an inactive landfill site at its Fort Valley, Georgia, location which is subject to regulation pursuant to the U.S. Resource Conservation and Recovery Act, as amended ("RCRA"). RCRA is administered in Georgia by the Environmental Protection Division of the Georgia Department of Natural Resources ("EPD"). The Company has closed its Fort Valley landfill site pursuant to a permit from the EPD that contains certain conditions, including 30-year post-closure groundwater monitoring. In connection with such permit, the Company maintains a letter of credit to cover the expected cost of monitoring over the life of the monitoring requirement. The Company currently estimates post-closure costs for the site at $434,700. The Company's estimate of post-closure costs is subject to periodic adjustment based on EPD regulations.

    Monitoring by the Company has detected increased levels of solvents in groundwater near its Fort Valley site, and the Company has so advised the EPD. Continued monitoring and testing is required to ascertain the source of these solvents. If it is determined that the Company's landfill is the source of such solvents, corrective action will be required. The Company believes that the cost of any corrective action that might be required will not be material to its results of operations or financial condition.

    The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and similar state laws provide for responses to and strict liability for releases of certain Hazardous Materials into the environment. These obligations are imposed on certain potentially responsible parties ("PRPs"), including any person who arranged for the treatment or disposal of Hazardous Materials at a facility. Generally, liability to the government under CERCLA is joint and several. The Company has been named a PRP at the Des Moines barrel and drum site in Des Moines, Iowa and the Seaboard chemical site in Jamestown, North Carolina. In both instances, the Company is considered a DE MINIMIS PRP. In 1993, the Company settled its liability for cleanup costs at the Des Moines barrel and drum site for $5,250. The settlement contains a re-opener provision in the event future cleanup costs are required, but the Company is not aware of any anticipated cleanup costs in addition to those covered in the settlement agreement. In 1995, the Company executed an administrative Order on Consent among the North Carolina Department of Environment, Health and Natural Resources, the Seaboard PRP Group II, and the City of High Point, North Carolina, covering the investigation of cleanup alternatives at the Seaboard chemical site. The Company anticipates that it will have the opportunity to enter into a DE MINIMIS buy-out relating to cleanup costs within the next two years, which buyout is expected to provide a release from any further liability in connection with the Seaboard site. Although the cost of such buyout is not currently known, it is not expected to be material.

    Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material effect on the Company's capital expenditures, earnings or competitive position. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.


ITEM 2.  PROPERTIES.

    Blue Bird owns and operates seven facilities, six of which are manufacturing facilities, in five different locations in the U.S., Canada and Mexico. In the aggregate, these plants have approximately 1.8 million square feet of production area. Blue Bird management considers all of these facilities to be state-of-the-art in the school bus manufacturing industry.



    The table below provides summary descriptions of each of the plants.



                                                                           Square
     Plant                 Location              Products                  Feet        Empl.(a)
---------------------    ----------------------  ----------------------  ----------  ----------

Blue Bird Body Company     Fort Valley, Georgia  TC/2000, Q-Bus            730,000     1,326
                                                 All-American, parts
                                                 fabrication




Service Parts              Fort Valley, Georgia  Parts                      80,000   N.A.(b)

Wanderlodge                Fort Valley, Georgia  Wanderlodge, parts
                                                 fabrication               216,000     260

Blue Bird North Georgia    LaFayette, Georgia    Conventional, TC/2000     216,000     257

Blue Bird Midwest          Mt. Pleasant, Iowa    Conventional, Mini-Bird,
                                                 TC/2000, Micro-Bird       227,400     271

Blue Bird Canada           Brantford, ON (Canada)TC/2000, Conventional,
                                                 Micro-Bird, parts
                                                 fabrication               251,395     259
Blue Bird de Mexico
                           Monterrey, Mexico     Conventional              118,310     132

                                                                      ------------  ------
Total Company                                                            1,839,105   2,505

___________

(a)  as of December 7, 1996.

(b) included in the number of employees for Blue Bird facility in Fort Valley, Georgia.

     If Blue Bird operated all of its assembly plants at "maximum capacity," defined as two eight-hour shifts per day, five days per week, 250 days per year, the Company could manufacture approximately 27,300 units per year. The Company's capacity to fabricate all of the parts needed to build the buses is a constraint as the Company's present fabrication facilities have the capacity to support the production of approximately 25,000 units per year. With an investement of approximately $2.5 million in additional equipment, Blue Bird's fabrication capacity could support approxiamtely 28,500 units per year.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various product liability claims for personal injuries and other matters allegedly relating to the use of products manufactured or sold by it and is currently a defendant in approximately 17 product liability suits. The Company aggressively defends product liability cases and insists that component manufacturers and chassis manufacturers such as GM and Navistar and smaller parts suppliers stand behind their portions of the product by either asserting a breach of warranty claim against such supplier or manufacturer, or claiming a right of indemnification for such supplier or manufacturer pursuant to the terms of the Company's standard purchase order agreements or the relevant supplier agreement. The Company manufactures certain components itself and assembles the various components into the completed vehicle, which may give rise to independent liabilities. Moreover, the Company's manufacture of chassis for its Type D school buses may expose the Company to liability associated with such chassis. The amount of product liability insurance that the Company has in place has varied significantly from year to year. The Company's policies generally provide that the Company is responsible for the costs of defending product liability claims, although Blue Bird's recent insurance plan has included some participation by insurers in such costs at certain levels.

     As of the date of this Report, neither the outcome of the Company's pending product liability cases nor the amounts of any company liabilities related to these cases are known. The Company's insurance coverage for occurrences in each of the past several years has been $25 million in excess of a $2.5 million deductible (exclusive of excess liability coverage). There is no certainty that the currently available coverage will remain available to the Company in the future or at all, that future rate increases might not make such insurance economically impractical for the Company to maintain, that current deductible levels will be maintained, or that the Company's insurers will be financially viable if and when payment of a claim is required.

     In addition, the statute of limitations for injuries to minor children (which varies between one and six years, depending on the state) does not generally begin to run until the child reaches majority; therefore, there may be potential claims of which Blue Bird is not aware (or accidents of which Blue Bird was aware, but which did not produce any lawsuit) involving accidents going back for a number of years. In the ordinary course of events, Blue Bird believes that it receives notice of most potential claims within a reasonable time of the occurrence, but there can be no assurance that Blue Bird is aware of all such potential claims.

    Management considers product liability litigation to be in the ordinary course of its business. The ultimate outcome of the claims, or potential future claims, against it cannot presently be determined and the amount of the Company's product liability insurance coverage with respect to such claims varies from year to year. While the Company believes that any losses and expenses (including defense costs) resulting from such claims will be within the applicable insurance coverage and financial statement reserves established to cover retention liability and defense costs and other related expenses, there can be no assurance that this will be true or that the amount of losses and expenses relating to any claim or claims will not have a material adverse effect on the Company. While the Company expects to continue to be able to obtain adequate insurance coverage at acceptable rates, there can be no certainty that such coverage will ultimately be available to the Company at acceptable rates or at all, that future rate increases might not make such insurance uneconomical for the Company to maintain, that current levels of deductibles will continue to be available, or that the Company's insurers will be financially viable if and when payment of a claim is required. The inability of the Company to obtain adequate insurance coverage at acceptable rates is likely to have a material adverse effect on the Company.

     Several owners of motor homes made by Blue Bird have asserted claims under state laws addressing new vehicle defects. Such claims typically seek a refund of the purchase price of the vehicle. Management believes that the resolution of such claims, which are not insured, will not have a material effect on the Company.

     Blue Bird, like other vehicle manufacturers, is also subject to recalls of its products in the event of manufacturing defects or non-compliance with applicable regulatory standards. Such recalls can engender claims. In
August 1996, the National Highway Traffic Safety Administration ("NHTSA") announced its determination that approximately 11,500 school buses were not in compliance with federal requirements for fuel systems. Of the affected buses, 11,300 were Blue Bird Type D models in which the chassis are manufactured by the Company, which failed crash tests when fuel tanks were punctured upon impact. The Company recently completed evaluating the scope of the proposed product recall with the NHTSA as a result of the NHTSA's non-compliance determination. The Company issued a recall of the affected buses in mid-January, 1997, and management estimates that the cost of repairs required to be paid by the Company to bring the vehicles into compliance will not be material. However, manufacturing defects or the failure to comply with applicable regulatory standards can also serve as the basis for a variety of claims from customers of the Company and bus passengers who use the Company's products. As such, there can be no assurance as to the ultimate outcome of this matter.


    For a discussion of other contingent liabilities, including potential environmental liabilities, see "--Environmental Matters" and note 11 to the Notes to Audited Consolidated Financial Statements included elsewhere in this Report.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  MARKET INFORMATION.

     The Company has only one class of common equity outstanding, all of which is owned by BBC. Consequently, there is no established public trading market for the common equity of the Company.

     BBC has only one class of common equity outstanding, which is owned exclusively by affiliates of MLCP, certain directors of BBC and the Company and certain members of management of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Consequently, there is no established public trading market for the common equity of BBC.

(b)  HOLDERS

     As of January 1, 1997, there was one holder of the Company's common stock and 23 holders of BBC's common stock.

(c)  DIVIDENDS

     On November 19, 1996, the Company completed an overall recapitalization pursuant to which the Company refinanced approximately $86 million (as of November 2, 1996) of its indebtedness and paid a special cash dividend to BBC of $201.4 million (the "Blue Bird Dividend") on all shares of its common stock, $.10 par value per share ("Blue Bird Common Stock"). Immediately after the declaration of the Blue Bird Dividend, the Board of Directors of BBC declared a special cash dividend and made payments in the aggregate amount of $201.4 million on all shares of its common stock, $.01 par value per share ("BBC Common Stock") and in respect of options to purchase BBC Common Stock (collectively, the "BBC Distribution" and, together with the Blue Bird Dividend, the "Distribution"). Holders of BBC options received cash payments and were not required to exercise their options to receive their PRO RATA portion of the BBC Distribution, nor were they entitled to any antidilution adjustment to the exercise price for their options.

(d)  RECENT SALES OF UNREGISTERED SECURITIES

     As part of the Recapitalization (herein defined), holders of $50 million aggregate principal amount (or 100%) of the Company's then outstanding 11 3 4% Senior Subordinated Notes due 2002, Series B (the "Old Notes") ("Selling Holders") sold their Old Notes to the Company for aggregate payments (including accrued interest) of approximately $53.7 million. The Company's then-existing bank credit agreement (the "Old Credit Agreement"), under which $36 million of indebtedness was outstanding at November 2, 1996, was replaced and refinanced by an amended and restated credit agreement (the "New Credit Agreement"), which provides for, among other things, aggregate availability of $255 million, including $175 million of term loan facilities and an $80 million working capital facility. In addition, the Company offered and sold $100,000,000 aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2006 (the "144A Notes") (the "144A

Note Offering"). Proceeds from the 144A Note Offering, borrowings under the New Credit Agreement and cash on hand were used to fund the retirement of the Old Notes, the refinancing of the Old Credit Agreement and the Distribution, and to pay related fees and expenses. The 144A Notes Offering, the retirement of the Old Notes, the replacement of the Old Credit Agreement with the New Credit Agreement and the Distribution are collectively referred to herein as the "Recapitalization." As a result of the Recapitalization, no Old Notes remain outstanding.

     In connection with the sale of 144A Notes the initial purchasers became entitled to the benefits of the Registration Rights Agreement dated as of November 19, 1996 (the "Registration Rights Agreement") pursuant to which the Company consummated an offer to exchange its 10 3/4% Senior Subordinated Notes due 2006, Series B (the "Exchange Notes") which have been registered under the Securities Act of 1933, as amended (the "Securities Act"), for all outstanding 144A Notes. As of January 26, 1997, no 144A Notes remain outstanding.



ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is certain selected historical consolidated financial data for BBC for fiscal years 1996, 1995, 1994 and 1993, and for the six months ended October 31, 1992, as well as selected historical consolidated financial information for BBC prior to the acquisition (the "1992 Acquisition") in 1992 of the Company by BBC (the "Predecessor") as of and for the six months ended April 30, 1992. The selected historical consolidated financial data as of and for the full fiscal years indicated were derived from the financial statements of BBC and subsidiaries which were audited by Arthur Andersen LLP. Currently, BBC conducts no independent operations and has no significant assets other than the capital stock of Blue Bird. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements of BBC and the notes thereto included elsewhere in this Report. Separate historical financial data for the Predecessor are not included in this Report. Subsequent consolidated financial data of BBC reflect the purchase accounting treatment of the 1992 Acquisition. Accordingly, the financial data of the Predecessor and BBC are not comparable in all material respects, since such data reflect financial positions and results of operations of these two separate entities.

                                                         BBC                                           PREDECESSOR
                                  ---------------------------------------------------------------------------------
                                                   FISCAL YEAR ENDED                    SIX MONTHS     SIX MONTHS
                                  ----------------------------------------------------     ENDED          ENDED
                                   NOVEMBER 2,   OCTOBER 28,  OCTOBER 29,  OCTOBER 30,  OCTOBER 31,    APRIL 30,
                                      1996          1995         1994         1993         1992           1992
                                  -------------  -----------  -----------  -----------  -----------    -----------

Income Statement Data:
Net sales. . . . . . . . . . . . . . .$570.2      $517.4       $476.2      $413.5         $244.4          $120.8
Cost of goods sold . . . . . . . . . . 474.1       430.6        392.9       340.5          198.4            98.7
Gross profit . . . . . . . . . . . . . .96.1        86.8         83.3        73.0           46.0            22.1
Selling, general and
  administrative expenses(a) . . . . . .42.6        39.8         39.0        36.3           20.1            34.2


Amortization of goodwill and
non-compete agreements . . . . . . . . . 3.8         4.7          5.6         5.6            9.3            --
Operating income (loss). . . . . . . . .49.7        42.3         38.7        31.1           16.6           (12.1)
Interest income. . . . . . . . . . . . . 7.0         4.6          4.1         2.9            1.4             5.7
Interest expense . . . . . . . . . . . (16.9)     (18.5)       (17.4)      (18.2)          (9.5)           (1.7)
Other income (expense)(b). . . . . . . . 0.2         0.1          0.2         0.7           (0.5)            1.7
Income (loss) before income taxes. . . .40.0        28.5         25.6        16.5            8.0            (6.4)
Provision (benefit) for income taxes . .14.8        11.6         10.2         6.9            4.3            (3.0)
Net income before extraordinary item . .25.2        16.9         15.4         9.6            3.7            (3.4)
Loss on extinguishment of debt . . . . .(1.4)       --           --          --             --              --
Net income (loss). . . . . . . . . . . $23.8       $16.9        $15.4        $9.6           $3.7           $(3.4)
Balance Sheet Data (As of
  End of Period):
Working capital. . . . . . . . . . . . $80.4       $61.7        $65.3       $52.7          $31.9           $69.4
Total assets . . . . . . . . . . . . . 391.0       379.8        332.8       342.1          337.3           253.8
Long-term debt, excluding
  current maturities . . . . . . . . . 131.4       113.8        125.8       135.8          143.8            39.4
Redeemable common
  stock, net . . . . . . . . . . . . . .29.3        20.9         17.5        11.0            8.0            --
Stockholders' equity . . . . . . . . . 118.2       102.6         88.8        80.7           83.8           137.0

___________


(a) Includes expenses of the Predecessor incurred prior to the 1992 Acquisition which the Company no longer incurs, including salaries of the Predecessor's principal stockholders prior to the 1992 Acquisition, commission paid relating to a Domestic International Sales Corporation (DISC) owned by such principal stockholders, the amortization of contracts in process, and severance and restructuring costs. Such amounts totaled $6.6 million and $1.1 million for the six month periods ended October 31, 1992 and April 30, 1992, respectively.

(b) Includes charitable contributions made prior to the 1992 Acquisition which BBC has reduced following the 1992 Acquisition. Such contributions totaled $.6 million for the six-month period ended April 30, 1992.

ITEM 7.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Approximately 80% of the Company's fiscal 1996 net sales are derived from school bus sales and approximately 14% and 6% of the Company's fiscal 1996 net sales are derived from the sale of commercial and recreational vehicles, respectively. Between fiscal 1994 and fiscal 1996, the Company's operating income has risen primarily due to increased sales volume. Over the same period, gross profit margins have decreased slightly, principally due to an increase in the number of Type C buses sold with GM chassis. The Company's operations are affected by trends in the number of students enrolled in grades kindergarten through 12 and overall educational spending by local and state governments as well as by the federal government. In addition to incremental needs due to pupil population growth and replacement requirements based on changes in safety standards, factors which influence the need to purchase school buses include the age of the existing school bus fleet, changes in school bus travel routes, regulatory changes such as compliance with new emissions standards, extracurricular activity usage and changes in the education structure in the United States such as the development of preschool "head start" programs, special education programs and magnet schools. The Company's experience has been that during periods of stable or increasing student enrollment, demand for its core school bus products has also remained stable or increased.

     On a pro forma basis, assuming the Recapitalization had been effected on November 2, 1996, the Company's total consolidated indebtedness was increased by approximately $188.7 million, to $336 million. The primary effects of the Recapitalization on the Company's future operating results include reduced reported profitability to the extent interest expense is above historical amounts resulting from higher debt levels. The Company expects to generate sufficient cash from operations to fund its working capital and capital expenditure needs and make required interest and principal payments on its indebtedness. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The discussion of results of operations that follows is based upon and should be read in conjunction with the financial statements, including the notes thereto, included elsewhere in this Report. Although the financial statements are consolidated financial statements of BBC, the Company's parent, BBC is a holding company and, as such, there would be no material differences in the operating results of BBC, as compared with the Company. The following table sets forth certain operating results as a percentage of net sales for the historical periods indicated:

                                                     FISCAL YEAR ENDED
                                                     -----------------
                                        NOVEMBER 2,  OCTOBER 28,  OCTOBER 29,
                                           1996        1995          1994
                                        -----------  -----------  -----------
Net sales                                  100.0%     100.0%       100.0%
Cost of goods sold                         (83.1)     (83.2)       (82.5)
Gross profit                                16.9       16.8         17.5
Selling, general and
  administrative expense                    (7.5)      (7.7)        (8.1)
Operating income                             8.7        8.2          8.1

     FISCAL 1996 COMPARED TO FISCAL 1995. Net sales increased to $570.2 million in fiscal 1996 from $517.4 million in fiscal 1995, an increase of $52.8 million or 10.2%. This increase was due to increased sales volume of the Type C, Type D, CS and Q-Bus units.

     Gross profit increased to $96.1 million in fiscal 1996 compared to $86.8 million in fiscal 1995, an increase of $9.3 million or 10.7%. The increase was due to increased sales volume. The gross margin of 16.8% was unchanged compared to fiscal 1995.

     Selling, general and administrative expenses increased to $42.6 million in fiscal 1996 compared to $39.8 million in fiscal 1995, an increase of $2.8 million or 7.0%. The increase was due primarily to higher engineering, marketing and selling expenses.

     Amortization expense decreased to $3.8 million in fiscal 1996 from $4.7 million in 1995. The decrease reflects completion in fiscal 1995 of the amortization of certain non-compete agreements related to the 1992 Acquisition.

     Interest income increased to $7.0 million compared to $4.6 million in fiscal 1995. The increase was due primarily to a higher average dollar amount of leases in the lease portfolio in fiscal 1996 as compared to fiscal 1995.

     Interest expense decreased to $16.9 million in fiscal 1996 as compared to $18.5 million in fiscal 1995. This was due to lower interest rates on bank debt as well as lower debt levels due to the repurchase of $25 million of the Old Notes in December, 1995.

     The provision for income taxes increased to $14.8 million in fiscal 1996 from $11.6 million in fiscal 1995. The increase was due to increased taxable income resulting from higher net sales and operating income. The provision for income taxes in fiscal 1996 decreased as a percentage of income before taxes as compared to fiscal 1995. The decrease was due to increased tax-exempt lease income as well as lower non-deductible amortization items related to the 1992 Acquisition.

     On December 14, 1995, the Company repurchased, for cash on the open market, $25 million in principal amount of outstanding Old Notes for the purchase price (expressed as a percentage of principal amount) of 106.500% plus accrued interest to the purchase date. An extraordinary loss of $1.4 million net of a tax benefit of $.8 million occurred during the 1996 period due to the early extinguishment of such Old Notes.

     FISCAL 1995 COMPARED TO FISCAL 1994. Net sales increased to $517.4 million in fiscal 1995 from $476.2 million in fiscal 1994, an increase of $41.2 million, or 8.7%. This increase was due to increased sales of Type D, Q-Bus and CS units, as well as increased sales of Type C units.

     Gross profit increased to $86.8 million in fiscal 1995 compared to $83.3 million in fiscal 1994, an increase of $3.5 million, or 4.2%. The increase was due to increased sales volume. Gross margin decreased to 16.8% in fiscal 1995 from 17.5% in fiscal 1994. The reduced margin was due primarily to increased sales of Type C units, on which the Company generally realizes lower margins due to the inclusion of GM chassis.

     Selling, general and administrative expenses were $39.8 million in fiscal 1995 compared to $39 million in fiscal 1994, an increase of 2.0%. The increase was due primarily to higher expenses related to engineering and product development.

     Amortization expense decreased to $4.7 million in fiscal 1995 compared to $5.6 million in fiscal 1994. The amortization of certain non-compete agreements was completed during the first half of fiscal 1995.

     Interest income increased to $4.6 million in fiscal 1995 compared to $4.1 million in fiscal 1994. The increase was due to a higher average dollar amount of leases held in the lease portfolio in fiscal 1995 compared to fiscal 1994.

     Interest expense increased to $18.5 million in fiscal 1995 from $17.4 million fiscal 1994, an increase of $1.1 million. The increase was due to a higher interest rate on credit facility borrowings as compared to fiscal 1994.

     The provision for income taxes increased to $11.6 million in fiscal 1995 from $10.2 million in fiscal 1994. The increase was due to increased taxable income resulting from higher net sales and operating income.

     FISCAL 1994 COMPARED TO FISCAL 1993. Net sales increased to $476.2 million in fiscal 1994 from $413.5 million in fiscal 1993, an increase of $62.7 million, or 15.2%. This increase was due to increased sales of Type D units, increased sales of chassis as part of the sale of an integrated Type C bus, as well as to sales of the new BMC and CS units. The Type D unit has a higher average selling price than the Type C unit.

     Gross profit increased to $83.3 million in fiscal 1994 compared to $73 million in fiscal 1993, an increase of $10.3 million, or 14.1%. The increase was due to increased sales volume. Gross margin decreased to 17.5% from 17.7% in fiscal 1993. The reduced margin was due primarily to increased sales of Type C units, on which the Company generally realizes lower margins due to the inclusion of GM chassis.

     Selling, general and administrative expenses increased to $39 million in fiscal 1994 compared to $36.3 million in fiscal 1993, an increase of 7.4%. The increase was due to expenses related to the development, introduction and advertising of new products.

     Interest income (which is primarily associated with income earned on the Company's lease portfolio) increased to $4.1 million in fiscal 1994 from $2.9 million in fiscal 1993, an increase of $1.2 million, or 41.4%. During fiscal 1994, the average dollar amount of leases held in the lease portfolio was higher as compared to the average fiscal 1993 portfolio amounts. In addition, the average rate earned by the portfolio was higher in fiscal 1994 as compared to fiscal 1993.

     Interest expense decreased to $17.4 million in fiscal 1994 from $18.2 million in fiscal 1993, a decrease of $.8 million. The decrease was due to a combination of lower average outstanding balances on credit facilities as well as a lower average interest rate as compared to fiscal 1993.

     Other income decreased to $.2 million in fiscal 1994 from $.7 million in fiscal 1993. The decrease was due primarily to reduced gains on sales of lease paper to LaSalle compared to the prior year.

     The provision for income taxes decreased as a percentage of income before income taxes in fiscal 1994 compared to fiscal 1993. The amortization of certain costs related to the 1992 Acquisition was essentially unchanged from fiscal 1993 to fiscal 1994. Due to the increase in taxable income, the relative effect of the non-deductibility of the amortization items on the effective tax rate was smaller, thereby reducing the effective tax rate in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from funding working capital needs, which consist primarily of inventory and accounts receivable, and principal and interest payments on indebtedness. The Company also requires funds for capital expenditures, for which the Company anticipates approximately
$6 million for fiscal 1997.

     BBC is a holding company that conducts all of its business operations through the Company, which is a wholly-owned subsidiary. In connection with any liquidity needs, including needs arising out of the BBC Guarantee, BBC is dependent entirely upon cash generated by the Company.

     Historically, the Company has funded its working capital needs through cash generated from operations and borrowings under the Old Credit Agreement. In addition, LaSalle National Bank, as agent for itself and other lenders, provides Blue Bird Capital with a revolving credit facility pursuant to a Loan Agreement, dated October 18, 1995, as amended and restated on March 29, 1996 (as so amended and restated, the "LaSalle Credit Agreement"). Revolving loans under the LaSalle Credit Agreement (the "LaSalle Credit Facility") are used to finance school bus leases of up to a maximum aggregate principal amount of $100 million, of which $58.6 million was outstanding as of November 2, 1996. Following the Recapitalization, the Company's liquidity needs will arise primarily from debt service on the substantial indebtedness incurred in connection with the Recapitalization, as well as from the funding of inventory and accounts receivable. Assuming the Recapitalization was completed as of November 2, 1996, the Company would have had total consolidated indebtedness at such date of approximately $336 million, consisting primarily of $99.7 million principal amount of the 144A Notes, borrowings of $175 million under the New Credit Agreement and $58.6 million of borrowings under the LaSalle Credit Facility. The Company would also have had the ability to borrow an additional $41.4 million under the LaSalle Credit Facility to finance school bus leases and $80 million under the New Credit Agreement (assuming all of such funds would have been available under the borrowing base calculation under the Revolving Facility of the New Credit Agreement). Such Revolving Facility will be available to meet future working capital and other business needs of the Company. The maximum amount available to be borrowed under such facility is based on the sum of 85% of Eligible Accounts Receivable (as defined in the New Credit Agreement) and 60% of Eligible Inventory (as defined in the New Credit Agreement) of the Company (the "Borrowing Base"). These provisions have the effect of limiting the ability of the

Company to utilize in operations or satisfy other debt obligations with free cash flow and will limit the amount of cash the Company has on hand at any given time.

     The Company's interest expense as a result of the Recapitalization is substantially higher than immediately prior to such transactions. Loans under the New Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. With respect to the term loan borrowings under the New Credit Agreement, the Company will be required to make scheduled principal payments of approximately $8.8 million in fiscal 1997, $12.8 million in fiscal 1998 and $16.8 million in fiscal 1999.

     Under the New Credit Agreement, the Company is permitted to accumulate up to $40 million in its lease portfolio of leases for its own account in addition to leases held by Blue Bird Capital. As of November 2, 1996, the Company had approximately $6.3 million of such leases in its lease portfolio. In addition, as of such date, Blue Bird Capital had approximately $67.7 million in its lease portfolio. Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net Worth (as such terms are defined in the LaSalle Credit Facility) that cannot exceed 10 to 1. See "Business--Leasing."

     Net cash provided by operations during the year ended November 2, 1996, was $59.6 million compared to $21.3 million in fiscal 1995. This difference was primarily the result of an increase in net income and significant reductions in inventory and trade receivables. There were no net borrowings under the Company's working capital facility in fiscal 1996 or fiscal 1995. Net borrowing under the LaSalle Credit Facility were $22.9 during the current year compared to $35.7 in fiscal 1995. The early extinguishment of $25 million of outstanding Old Notes (see "--Results of Operations--Fiscal 1996 Compared to Fiscal 1995") was funded primarily from internally generated cash and partially from an increase in the working capital revolver.

     Cash and cash equivalents were $46.3 at November 2, 1996, compared to $21.5 million at the end of fiscal 1995. Net working capital was $80.4 million at November 2, 1996, an increase of $18.7 million during the current fiscal year. Significant factors affecting working capital were a $24.8 million increase in cash, decreases in current leases receivable, inventory and trade receivables of $15.0 million, $13.6 million and $5.4 million respectively, offset by a decrease of $35.7 million in current portion of the LaSalle revolver. In accordance with the revised terms of LaSalle Credit Facility, as amended in March 1996, the LaSalle revolver has been reclassified entirely as long term debt as of November 2, 1996.

     As a result of the Recapitalization, the Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the New Credit Agreement are subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. The Company's liquidity may also be impacted by product liability claims and environmental matters.

     The Company's business is seasonal in nature. A majority of the Company's sales occur in the third and fourth quarters of the fiscal year, a pattern typical for the industry. The Company's working capital needs increase during the second and third quarters as production activity increases in response to the higher seasonal sales volume. Working capital needs decrease toward the end of this period, although beginning in December or January, working capital and related bank borrowings begin to increase as parts for assembly into buses are manufactured and distributed to the assembly plants. Inventory is at its highest during July and August prior to heavy seasonal school deliveries. The following table shows the percentages of the Company's net sales per quarter for the last four fiscal years.


                                      1996           1995      1994      1993
                                      -----          -----     -----     -----
First Quarter. . . . . . . . . . . . .16.3%          14.8%     18.5%     16.0%
Second Quarter . . . . . . . . . . . .18.7           20.4      17.0      15.7
Third Quarter. . . . . . . . . . . . .25.7           26.5      30.0      30.4
Fourth Quarter . . . . . . . . . . . .39.3           38.3      34.5      37.9
                                      -----          -----     -----     -----
                                     100.0%         100.0%    100.0%    100.0%
                                     ------         ------    ------    ------
                                     ------         ------    ------    ------

ITEM 8.   FINANCIAL STATEMENTS

     See Index to Financial Statements for a listing of the financial statements filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

     The following table sets forth certain information concerning the persons who are executive officers and directors of the Company and BBC as of December 4, 1996; all information is provided as of such date:

NAME                         AGE            POSITION AND EXPERIENCE
----                         ---            -----------------------

Paul E. Glaske. . . . . . . . 63   Chairman of the Board and President of the
                                   Company and BBC; director of the Company and BBC. At the time the 1992 Acquisition was consummated (the "Effective Time"), Mr.
                                   Glaske was appointed Chairman of the Board and President of the Company and BBC and a director of BBC. Mr. Glaske has served as President of the Company since 1986 and a director of the Company since 1984. He is also a director of Borg-Warner Automotive, Inc.

Bobby G. Wallace. . . . . . . 62   Vice President--Finance and Administration,
                                   Treasurer and Secretary of the Company; Vice
                                   President, Treasurer and Secretary of BBC;
                                   director of the Company and BBC. At the
                                   Effective Time, Mr. Wallace was appointed to his current positions with the Company and BBC. Mr. Wallace has served as the Vice
                                   President--Finance and Administration of the
                                   Company since 1987. In 1986, he was named
                                   Vice President--Controller.

James H. Grantham . . . . . . 55   Vice President--Manufacturing of the Company.
                                   In 1990, Mr. Grantham was promoted to his current position. In 1988, he was named Vice
                                   President--Materials, and, in 1987, became
                                   Vice President--Canadian Operations. In 1983, he became General Manager of Blue Bird's plant in Lafayette, Georgia, a promotion from his former position of Production Manager of such plant. Mr. Grantham joined Blue Bird in 1965.

Richard E. Maddox . . . . . . 44   Vice President--Sales of the Company. In
                                   1990, Mr. Maddox was promoted to his current position from his prior position of Director--U.S. Sales, to which he was appointed in 1988. In 1986, he was named
                                   Manager--U.S. Sales, and, in 1982, he was appointed Manager--Field Sales. Mr. Maddox joined Blue Bird in 1974 and has held various positions in sales since that time.

Wilbur C. Rumph . . . . . . . 67   Vice President--Engineering, Research &
                                   Development of the Company. Mr. Rumph was appointed to his present position in 1968. He joined Blue Bird in 1948, where he has held various positions in the engineering area.

William G. Milby. . . . . . . 50   Vice President and General Manager--Canadian
                                   Blue Bird, Mr. Milby assumed his present position in 1989. In 1985, he was named Vice
                                   President and General Manager of the
                                   Wanderlodge division. Mr. Milby joined the Company in 1971 as an engineer. Mr. Milby is also a director of Canadian Blue Bird.

B. Richard Benedict . . . . . 53   Vice President and General Manager--Blue Bird
                                   Midwest. Mr. Benedict was promoted to his current position in 1988 from General
                                   Manager, to which he was appointed in 1984.
                                   In 1977, Mr. Benedict was named Production
                                   Manager. Mr. Benedict joined the Company in
                                   1962.

Gerald S. Armstrong . . . . . 53   Director of the Company and BBC. Mr.
                                   Armstrong served as Vice President, Treasurer and Secretary of BBC prior to the 1992
                                   Acquisition. Mr. Armstrong is a Partner and a director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993. He has also been a member of the Board of Directors of MLCP, an affiliate of Merrill Lynch since 1988. He was a Partner of MLCP from 1993 to July 1994 and an Executive Vice President of MLCP from 1988 to 1994. MLCP is the general partner of several limited partnerships which indirectly own shares of BBC Common Stock. Mr. Armstrong was also a Managing Director of the Investment Banking Division of Merrill Lynch from 1988 to 1994. Mr. Armstrong is also a director of AnnTaylor Stores Corporation,
                                   First USA, Inc., Goss Graphic Systems, Inc.,
                                   Wherehouse Entertainment, Inc. and World
                                   Color Press, Inc.

Alexis P. Michas. . . . . . . 38   Director of the Company and BBC. Mr. Michas
                                   served as Chairman of the Board and President of BBC from its inception until the Effective
                                   Time. Mr. Michas is a Managing Partner and a director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993. He has also been a member of the Board of Directors of MLCP since 1989. He was a Partner of MLCP from 1993 to 1994 and Senior Vice President of
                                   MLCP from 1989 to 1993. MLCP is the general partner of several limited partnerships which indirectly own shares of BBC Common Stock.
                                   Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill
                                   Lynch from 1991 to July 1994 and a director in the Investment Banking Division of Merrill
                                   Lynch from 1990 to 1991. Mr. Michas is also a Director of Borg-Warner Automotive, Inc.,
                                   Borg-Warner Security Corporation, Dictaphone
                                   Corporation, Goss Graphic Systems, Inc.,
                                   Pathmark Stores, Inc. and Supermarkets
                                   General Holdings Corporation.

Alfred C. Daugherty . . . . . 73   Director of the Company and BBC. Mr.
                                   Daugherty served as a director of Blue Bird prior to the 1992 Acquisition. Mr. Daugherty was Chairman of Duracell International, Inc., a manufacturer of premium batteries, and Executive Vice President of Dart Industries,
                                   Inc., a maker of consumer products and
                                   chemical specialties, as well as a director of both companies, until his retirement on January 1, 1995. Mr. Daugherty is also a director of A. Duda and Sons, Inc., Atlantic
                                   Acquaculture Technologies, Inc., Goss Graphic
                                   Systems, Inc. and GGS Holdings, Inc.

Donald C. Trauscht. . . . . . 62   Director of the Company and BBC. Mr. Trauscht
                                   was elected to the Board of Directors in December 1993. Since January 1996, Mr.
                                   Trauscht has been Chairman of BW Capital
                                   Corp., a private investment company. From
                                   February 1993 to December 1995, he was
                                   Chairman and Chief Executive Officer of
                                   Borg-Warner Security Corporation, an
                                   electronic and physical security company.
                                   From December 1991 to January 1993, he was
                                   Chairman and Chief Executive Officer of
                                   Borg-Warner Corporation, a diversified
                                   corporation. Prior to December 1991, he was President of Borg-Warner Corporation and held various other executive positions since 1967.
                                   He is currently a director of Baker Hughes
                                   Inc., Thiokol Corp., IMO Industries, Inc.,
                                   Borg-Warner Automotive, Inc., Borg-Warner
                                   Security Corporation, ESCO Electronics Corp.
                                   and Hydac International Corp.


     Each director of the Company and BBC is elected annually and serves until the next annual meeting or until his successor is duly elected and qualified. Each executive officer of the Company and BBC serves at the discretion of the Boards of Directors of the Company and BBC, respectively.


ITEM 11.  EXECUTIVE COMPENSATION.

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth, for fiscal years 1996, 1995 and 1994, the cash compensation paid by BBC and its subsidiaries, as well as certain other compensation paid or accrued for fiscal years 1996, 1995 and 1994, to each of the five most highly compensated executive officers of BBC (considering Messrs. Grantham, Maddox and Rumph, Vice Presidents of the Company, to be executive officers of BBC) (collectively, the "named executive officers") in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                                       ---------------------------
                                                                                               SECURITIES
                                                                                               UNDERLYING
                                                               ANNUAL COMPENSATION          OPTIONS/ALL OTHER
                                                  FISCAL     ------------------------  ---------------------------
NAME AND PRINCIPAL POSITION                        YEAR       SALARY (A)     BONUS       SARS       COMPENSATION
----------------------------------------------  -----------  ------------  ----------  ---------  ----------------

Paul E. Glaske................................        1996    $  506,410   $  438,485     --         $   20,203(b)
  Chairman of the Board and President and             1995    $  466,898   $  428,606     --         $   19,753(b)
  Director                                            1994    $  449,041   $  282,287     --         $   19,303(b)



Bobby G. Wallace..............................        1996    $  289,094   $  196,746     --         $    4,500(d)
  Vice President--Finance and Admin.,                 1995    $  265,388   $  168,175     --         $    4,050(e)
  Treasurer, Secretary and Director                   1994    $  203,379   $  101,369  $  10,000(c)  $    3,600(f)

James H. Grantham.............................        1996    $  185,847   $  127,732     --         $    4,500(d)
  Vice President--Manufacturing of the Company        1995    $  171,006   $  123,008     --         $    4,050(e)
                                                      1994    $  161,274   $   75,830     --         $    3,696(f)

Richard E. Maddox.............................        1996    $  164,997   $  115,150     --         $    5,196(d)
  Vice President--Sales of the Company                1995    $  151,996   $  110,707     --         $    6,159(e)
                                                      1994    $  144,055   $   68,522     --         $    1,609(f)

Wilbur C. Rumph...............................        1996    $  123,640   $   43,925     --         $    4,601(d)
  Vice President--Engineering                         1995    $  119,674   $   42,176     --         $    4,074(e)
                                                      1994    $  113,748   $   29,925     --         $    3,600(f)

------------------------------

(a) Includes amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan. Employees may contribute up to 15% of their salaries to the 401(k) plan on a pre-tax basis, not to exceed $9,500 in 1996, $9,240 in 1995, and $9,240 in 1994.

(b) Represents life and disability insurance premiums of $15,703 paid by the Company on behalf of Mr. Glaske. Under the 401(k) plan, the Company makes matching contributions equal to 40% of the first 6% of each participant's pre-tax contribution for 1994, 45% of the first 6% of each participant's pre-tax contribution for 1995, and 50% of the first 6% of each participant's pre-tax contribution for 1996.

(c) In 1994, Mr. Wallace was granted an option to purchase 10,000 shares of BBC Common Stock.

(d) The amounts shown represent matching contributions to the Company's 401(k) plan made by the Company on behalf of the named executive officer. Under the 401(k) plan, the Company makes matching contributions equal to 50% of the first 6% of each participant's pre-tax contribution.

(e) The amounts shown represent matching contributions to the Company's 401(k) plan made by the Company on behalf of the named executive officer. Under the 401(k) plan, the Company makes matching contributions equal to 45% of the first 6% of each participant's pre-tax contribution.

(f) The amounts shown represent matching contributions to the Company's 401(k) plan made by the Company on behalf of the named executive officer. Under the 401(k) plan, the Company makes matching contributions equal to 40% of the first 6% of each participant's pre-tax contribution.

    STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. No stock options or SARs were granted in fiscal year 1996.

    OPTION/SAR EXERCISES AND HOLDINGS.   None of the named executives exercised
any options and/or SARs during the last fiscal year. The following table sets forth information with respect to the named executive officers concerning the value of unexercised options and SARs held as of the end of the last fiscal year:

                       FISCAL YEAR-END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/SARS
                                                                  OPTIONS/SARS           AT FISCAL YEAR-END (A)
                                                           --------------------------  ---------------------------
NAME                                                       EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------  -----------  -------------  -------------  ------------
Paul E. Glaske...........................................     350,000           -0-    $  12,593,000          -0-
Bobby G. Wallace.........................................      60,000           -0-        2,158,800          -0-
James H. Grantham........................................      80,000           -0-        2,878,400          -0-
Richard E. Maddox........................................      80,000           -0-        2,878,400          -0-
Wilbur C. Rumph..........................................      20,000           -0-          719,600          -0-


___________

(a) Computed using net proceeds value of $35.98 per share at November 2, 1996, determined by formula in the Blue Bird Corporation Management Stock Option Plan (the "Management Stock Option Plan").

     PENSION PLANS.   Blue Bird maintains a qualified defined benefit pension
plan (the "Pension Plan") which covers all U.S. salaried employees. Benefits are determined under a formula (which is integrated with Social Security) calculated with reference to an employee's five-year final average earnings and such employee's years of service. The amount of estimated annual benefits payable under the Pension Plan based upon various levels of compensation and years of service, determined before application of the limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended (the "Code"), is set forth below:

                             Pension Plan Table


             Final Five                      Years of Service
            Year Annual ------------------------------------------------------
           Compensation    15          20          25         30          35
           ------------  -------    --------   --------   ---------  ---------
            $125,000     $29,445     $39,260    $49,075     $58,890    $58,890
             150,000      35,820      47,760     59,700      71,640     71,640
             175,000     42,195*     56,260*    70,325*     84,390*    84,390*
             200,000     48,570*     64,760*    80,950*     97,140*    97,140*
             225,000     54,945*     73,260*    91,575*    109,890*   109,890*
             250,000     61,320*     81,760*   102,200*    122,640*   122,640*
             300,000     74,070*     98,760*   123,450*    148,140*   148,140*
             400,000     99,570*    132,760*   165,950*    199,140*   199,140*
             500,000    125,070*    166,760*   208,450*    250,140*   250,140*
           1,000,000    252,570*    336,760*   420,950*    505,140*   505,140*
           2,000,000    507,570*    676,760*   846,950*  1,015,140* 1,015,140*
           4,000,000  1,017,570*  1,356,760* 1,695,950*  2,035,140* 2,035,140*

___________

* Determined before application of current limitations of Sections 401(a)(17) and 415 of the Code.

     Compensation covered by the Pension Plan is limited to gross wages reported on Form W-2. Such covered compensation includes all compensation reported in the Summary Compensation Table (other than amounts representing Company matching contributions to the 401(k) plan) plus the value, if any, realized upon the exercise of SARs in connection with the 1992 Aquisition. The covered compensation for Messrs. Glaske, Wallace, Grantham, Maddox and Rumph does not differ by more than 10% from that set forth in the Summary
Compensation Table. The estimated credited years of service for each of the named executive officers is as follows: Mr. Glaske (10 years), Mr. Wallace (10 years), Mr. Grantham (29 years), Mr. Maddox (20 years) and Mr. Rumph (30 years). Benefits from the Pension Plan, which are integrated with Social Security but are not offset by any other amounts, are payable in the form of a straight life annuity or, in the case of married participants, an actuarially equivalent joint and survivor annuity.

     In addition, Blue Bird adopted a non-qualified supplemental retirement plan (the "SERP") effective January 1, 1991 for selected executive officers to restore the cutback in benefits under the Pension Plan on account of certain limitations imposed by Code Sections 401(a)(17) and 415. The SERP provides a lump sum payout upon retirement.

COMPENSATION OF DIRECTORS

     Two of the four non-employee directors of the Company and BBC receive annual retainers of $24,000 and meeting fees of $1,500 per meeting for up to four meetings per year for services as directors of the Company and BBC. The remaining directors of the Company and BBC do not receive compensation for their services as directors and none of the directors of the Company and BBC receive compensation for their services as members of the committees of the Boards of Directors of the Company and BBC.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Glaske's current employment agreement with the Company provides for a three-year term with an annual base salary of $530,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. If Mr. Glaske's employment is terminated by the Company without good cause or by Mr. Glaske for good reason (as such terms are defined in the employment agreement), the Company's obligation for the duration of the employment agreement for salary, employee benefits, supplemental benefits and various perquisites shall continue without mitigation. Under the terms of the employment agreement, Mr. Glaske agrees not to disclose confidential information for so long a such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Glaske agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Glaske's employment agreement does not contain any change of control provisions.

     Mr. Wallace's employment agreement with the Company provides for a one-year term, renewable annually, with an annual base salary of $300,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. The employment agreement may be terminated by either party at the end of any given 12-month period. Under the terms of the employment agreement, Mr. Wallace agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Wallace agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Wallace's employment agreement does not contain any change of control provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committees of the Company's and BBC's Boards of Directors during fiscal year 1996 were Messrs. Michas, Armstrong and Daugherty. During such time, Mr. Glaske served as the Chairman of the Board and President of the Company and BBC.

     The Stockholders' Agreement provides that in the event that Messrs. Armstrong, Michas, Glaske and Wallace are unwilling or unable to serve, or otherwise cease to serve, as directors of BBC, the ML Entities (herein defined) shall be entitled to fill the resulting vacancies on the Board of Directors. In addition, the Stockholders' Agreement provides that the ML Entities are entitled to nominate successors for all BBC directors and that the stockholders of BBC will cooperate in any removal of directors proposed by the ML Entities.

     At the time of the 1992 Acquisition, Messrs. Armstrong and Michas were each executive officers of Merrill Lynch Capital Partners, Inc. ("MLCP") and Managing Directors of Merrill Lynch. MLCP is an affiliate of Merrill Lynch. In connection with the 1992 Acquisition, Merrill Lynch served as placement agent for the Old Notes and BBC issued 7,700,000 shares of BBC Common Stock (or approximately 91% of the BBC Common Stock outstanding as of the Effective Time) to the ML Entities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Blue Bird Common Stock is the only class of capital stock that the Company has outstanding. BBC owns 10 shares, which represent 100% of the issued and outstanding shares of the Company's common stock. The BBC Common Stock is the only class of capital stock of BBC outstanding. The issued and outstanding number of shares of BBC Common Stock is 8,424,778. The following table sets forth the number and percentage of shares of BBC Common Stock beneficially owned by (i) each person known to BBC to be the beneficial owner of more than 5% of the outstanding shares of BBC Common Stock, (ii) each director of BBC,
(iii) each named executive officer, and (iv) all directors and executive officers of BBC as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them. The ML Entities, Management Investors and BBC are parties to a stockholders' agreement described under "Certain Relationships and Related Transactions."


                                      AMOUNT AND
                                        NATURE          PERCENTAGE OF
NAME AND ADDRESS                     OF BENEFICIAL     SHARES OF BBC
BENEFICIAL OWNER                       OWNERSHIP        COMMON STOCK
-----------------                   ----------------  -----------------

ML Entities(a) . . . . . . . . . . . . . 7,665,000          91.0%
Paul E. Glaske(b)
  Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210 . . . . . . . . . . . 580,557(c)        6.7%

Bobby G. Wallace(b)
  Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210 . . . . . . . . . . . 110,000(d)        1.3%

James H. Grantham(b)
  Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210 . . . . . . . . . . . 160,000(e)        1.9%

Richard E. Maddox(b)
  Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210 . . . . . . . . . . . 160,000(f)        1.9%

Wilbur C. Rumph
  Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210 . . . . . . . . . . . .40,000(g)        0.5%

Donald C. Trauscht(b)
  Borg-Warner Security Corporation
200 South Michigan Avenue
Chicago, Illinois 60604. . . . . . . . . . . 4,778           0.1%

A. Clark Daugherty(b)
  321 Indian Harbor Road
Vero Beach, Florida 32963. . . . . . . . . .25,000           0.3%

Gerald S. Armstrong (h)
  Stonington Partners, Inc.
767 Fifth Avenue
New York, New York 10153 . . . . . . . . . . . . 0             --

Alexis P. Michas (h)
  Stonington Partners, Inc.
767 Fifth Avenue
New York, New York 10153 . . . . . . . . . . . . 0             --

All directors and executive
  officers as a group
  (9 persons). . . . . . . . . . . . . . 1,080,335(i)       12.1%

___________

*    Calculated in accordance with Rule 13d-3 under the Exchange Act.


(a) Shares of BBC Common Stock beneficially owned by the ML Entities are owned of record as follows: 3,740,188 by Merrill Lynch Capital Appreciation Partnership No. B-XV, L.P., 2,370,278 by ML Offshore LBO Partnership No. B-XV, 1,300,619 by ML IBK Positions, Inc., 42,500 by Merrill Lynch KECALP L.P. 1989, 150,000 by Merrill Lynch KECALP L.P. 1991 and 61,415 by MLCP Associates L.P. No.
II. The address for the ML Entities other than ML Offshore LBO Partnership No. B-XV is 225 Liberty Street, World Financial Center--South Tower, New York, New York 10080. The address for ML Offshore LBO Partnership No. B-XV is P.O. Box 25, Roseneath, The Grange, St. Peter Port, Guernsey Channel Island, British Isles. Each entity disclaims beneficial ownership of the shares not owned of record by it.

(b) Messrs. Glaske and Wallace are directors and executive officers of the Company and BBC. Messrs. Grantham, Maddox and Rumph are executive officers of the Company who perform policy making functions for BBC and are therefore deemed executive officers of BBC. Messrs. Trauscht and Daugherty are directors of the Company and BBC.

(c) Includes 175,000 shares subject to vested options and 175,000 shares subject to performance options granted to Mr. Glaske under the Management Stock Option Plan which are currently exercisable.

(d) Includes 35,000 shares subject to vested options and 25,000 shares subject to performance options granted to Mr. Wallace under the Management Stock Option Plan which are currently exercisable.

(e) Includes 40,000 shares subject to vested options and 40,000 shares subject to performance options granted to Mr. Grantham under the Management Stock Option Plan which are currently exercisable.

(f) Includes 40,000 shares subject to vested options and 40,000 shares subject to performance options granted to Mr. Maddox under the Management Stock Option Plan which are currently exercisable.

(g) Includes 10,000 shares subject to vested options and 10,000 shares subject to performance options granted to Mr. Rumph under the Management Stock Option Plan which are currently exercisable.

(h) Messrs. Armstrong and Michas are directors of the Company, BBC and MLCP. Messrs. Armstrong and Michas are limited partners of the general partner ("LBO") of Merrill Lynch Capital Appreciation Partnership No. B-XV, L.P. and ML Offshore LBO Partnership No. B-XV. MLCP is the general partner of LBO. Messrs. Armstrong and Michas each disclaims beneficial ownership of shares beneficially owned by the ML Entities.

(i) Includes 300,000 shares subject to vested options and 290,000 shares subject to performance options granted to executive officers of BBC as a group under the Management Stock Option Plan which are currently exercisable. Does not include any shares beneficially owned by the ML Entities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Merrill Lynch, one of the Initial Purchasers, is an affiliate of the Company and BBC. Two of the directors of the Company and BBC are partners and directors of Stonington Partners, Inc. and act as consultants to MLCP.

     The Management Investors' purchase of BBC Common Stock in connection with the 1992 Acquisition was funded through a combination of (i) $200,000 in cash,
(ii) the rollover of approximately $3.65 million of SARs on a pre-tax basis, and
(iii) nonrecourse promissory notes of the Management Investors (the "Management Notes") in an aggregate principal amount of $4.15 million. Cash distributions received in respect of the shares of BBC Common Stock purchased with the proceeds of borrowings under the Management Notes were required to be applied toward repayment of such notes. The Management Notes were repaid as a result of the Recapitalization.

     Pursuant to the terms of the Stockholders' Agreement entered into on April 15, 1992 by BBC, the Management Investors and the ML Entities (the "Stockholders' Agreement"), all shares of BBC Common Stock purchased at the closing of the 1992 Acquisition by the Management Investors and issued upon exercise of options are subject to certain restrictions on transfer and certain put and call arrangements in the event that the holder of such shares terminates his employment with BBC or any of its subsidiaries.

     Management Investors will have the right to require BBC to purchase their shares and options in the event of death, disability, retirement or involuntary termination for a fair value price determined pursuant to a formula based upon a multiple of BBC's earnings before interest and taxes. BBC will have the right to require a Management Investor to sell such Management Investor's shares and options if such Management Investor's employment terminates at prices determined by formulas varying under different circumstances, but in no event will such price be higher than the greater of the initial purchase price and the fair value price. Payments under the puts and calls are subject to certain restrictions under the Existing Credit Agreement and the indenture for the Old Notes, and will be subject to certain restrictions under the New Credit Agreement and the Indenture, as applicable.

     The Stockholders' Agreement also provides that in the event that Messrs. Armstrong, Michas, Glaske and Wallace are unwilling or unable to serve, or otherwise cease to serve, as directors of BBC, then the ML Entities shall be entitled to fill the resulting vacancies on the Board of Directors of BBC. In addition, the Stockholders' Agreement provides that the ML Entities are entitled to nominate successors to all BBC directors and that the stockholders of BBC will cooperate in any removal of directors proposed by the ML Entities.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS

          See Index to Financial Statements.


         2.  FINANCIAL STATEMENT SCHEDULES

          None.


         3.  EXHIBITS

          The Exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index. Included in those Exhibits are the following management contracts or compensatory plans or arrangements:

          Executive Employment Agreement dated April 15, 1992 between Paul E. Glaske and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Supplemental Retirement Plan of the Company (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          ML Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Management Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Stockholders' Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          BBC Management Stock Option Plan (incorporated by reference to Exhibit
          10.15 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Form of Vested Option Agreement (incorporated by reference to Exhibit
          10.16 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Form of Performance Option Agreement (incorporated by reference to
          Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992.)

          Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company (incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended October 30, 1993 filed January 28, 1994).

          Amendment dated October 31, 1994, amending Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company (incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the fiscal year ended October 29, 1994 filed January 27, 1995).

          Amended and Restated Vested Option Agreement dated September 13, 1994 between Bobby G. Wallace and the Company (incorporated by reference to Exhibit 10.21 to Registrant's Report on Form 10-K for the fiscal year ended October 29, 1994 filed January 27, 1995).

     (b)  REPORTS ON FORM 8-K.

          BBC and the Company filed a joint Current Report on Form 8-K dated October 25, 1996 concerning the Company's offering of the 144A Notes.

          BBC and the Company filed a joint Current Report on Form 8-K dated October 25, 1996 concerning repurchase agreements entered into with holders of the Old Notes in connection with the Recapitalization.

     (c)  EXHIBITS

          The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted as the required information either is not applicable or is included in the Financial Statements or related notes.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BLUE BIRD CORPORATION



               By     /s/ PAUL E. GLASKE
                   ------------------------------
                        Paul E. Glaske
                    CHAIRMAN OF THE BOARD AND
                     PRESIDENT AND DIRECTOR
                      (PRINCIPAL EXECUTIVE
                            OFFICER)

               Date:   January 28, 1997


               BLUE BIRD BODY COMPANY



               By     /s/ PAUL E. GLASKE
                   ------------------------------
                      Paul E. Glaske
                    CHAIRMAN OF THE BOARD AND
                     PRESIDENT AND DIRECTOR
                      (PRINCIPAL EXECUTIVE
                            OFFICER)

               Date:   January 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant in the capacities and on the dates indicated.

                            BLUE BIRD CORPORATION



         SIGNATURE                TITLE                           DATE
         ---------                -----                           ----

  /s/ PAUL E. GLASKE          Chairman of the Board and        January 28, 1997
 -------------------            President and Director
    Paul E. Glaske              (Principal Executive Officer)


  /s/ BOBBY G. WALLACE        Vice President, Treasurer        January 28, 1997
 ----------------------         and Secretary and Director
                                (Principal Financial and
    Bobby G. Wallace            Accounting Officer)


 /s/ GERALD S. ARMSTRONG        Director                       January 28, 1997
 ------------------------
    Gerald S. Armstrong


 /s/ ALEXIS P. MICHAS           Director                       January 28, 1997
 ------------------------
    Alexis P. Michas


 /s/ DONALD C. TRAUSCHT         Director                       January 28, 1997
 ------------------------
    Donald C. Trauscht


 /s/ A. CLARK DAUGHERTY         Director                       January 28, 1997
 ------------------------
    A. Clark Daugherty

                           BLUE BIRD BODY COMPANY


         SIGNATURE                TITLE                           DATE
         ---------                -----                           ----

  /s/ PAUL E. GLASKE          Chairman of the Board and        January 28, 1997
  -------------------           President and Director
      Paul E. Glaske            (Principal Executive Officer)


  /s/ BOBBY G. WALLACE        Vice President, Finance          January 28, 1997
  ---------------------         and Administration, Treasurer
      Bobby G. Wallace          and Secretary and Director
                                (Principal Financial and
                                Accounting Officer)


 /s/ GERALD S. ARMSTRONG        Director                       January 28, 1997
 ------------------------
     Gerald S. Armstrong



 /s/ ALEXIS P. MICHAS           Director                       January 28, 1997
 -----------------------
    Alexis P. Michas


 /s/ DONALD C. TRAUSCHT         Director                       January 28, 1997
 -----------------------
    Donald C. Trauscht


 /s/ A. CLARK DAUGHERTY         Director                       January 28, 1997
 -----------------------
    A. Clark Daugherty

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


     The Registrants have not sent any annual reports covering the Registrants' last fiscal year or any proxy materials with respect to any annual or other meetings of security-holders to security-holders and do not intend to furnish any such report or proxy material to security-holders subsequent to the filing of this annual report on Form 10-K.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................        F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of November 2, 1996 and October 28, 1995..................................        F-3
  Consolidated Statements of Income for the Years Ended November 2, 1996, October 28, 1995 and October 29,
    1994...................................................................................................        F-5
  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended November 2, 1996, October
    28, 1995 and October 29, 1994..........................................................................        F-6
  Consolidated Statements of Cash Flows for the Years Ended November 2, 1996, October 28, 1995 and October
    29, 1994...............................................................................................        F-7

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.........................................................        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Blue Bird Corporation:

    We have audited the accompanying consolidated balance sheets of BLUE BIRD CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of November 2, 1996 and October 28, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Bird Corporation and subsidiaries as of November 2, 1996 and October 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended November 2, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Atlanta, Georgia
December 5, 1996

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     NOVEMBER 2, 1996 AND OCTOBER 28, 1995

                                                                                        1996            1995
                                                                                   --------------  --------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................................................  $   46,253,258  $   21,452,114
  Trade receivables..............................................................      13,442,724      18,865,820
  Leases receivable..............................................................      32,214,649      47,222,024
  Inventories....................................................................      69,775,802      83,346,271
  Other current assets...........................................................       5,304,168       6,946,710
                                                                                   --------------  --------------
      Total current assets.......................................................     166,990,601     177,832,939
                                                                                   --------------  --------------

LEASES RECEIVABLE, noncurrent....................................................      41,862,478      15,000,000
                                                                                   --------------  --------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land...........................................................................       4,090,351       4,079,545
  Buildings......................................................................      17,678,238      16,898,812
  Machinery and equipment........................................................      28,883,888      26,782,544
  Automobiles, trucks, and airplane..............................................       7,758,985       4,847,494
  Office furniture and equipment.................................................       5,178,814       4,844,284
  Construction in progress.......................................................       1,008,435       1,419,916
                                                                                   --------------  --------------
                                                                                       64,598,711      58,872,595
  Less accumulated depreciation..................................................     (25,709,736)    (21,860,349)
                                                                                   --------------  --------------
      Net property, plant, and equipment.........................................      38,888,975      37,012,246
                                                                                   --------------  --------------

OTHER ASSETS:
  Deferred debt issuance costs, net of accumulated amortization of $8,733,592 and
    $7,764,807 in 1996 and 1995, respectively....................................       1,424,137       4,111,690
  Goodwill, net of accumulated amortization of $17,397,500 and $13,567,500 in
    1996 and 1995, respectively..................................................     135,294,106     139,124,106
  Land and idle facilities.......................................................       2,000,000       2,723,347
  Other assets...................................................................       4,570,450       3,987,332
                                                                                   --------------  --------------
      Total other assets.........................................................     143,288,693     149,946,475
                                                                                   --------------  --------------
      Total assets...............................................................  $  391,030,747  $  379,791,660
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     NOVEMBER 2, 1996 AND OCTOBER 28, 1995

                                                                                        1996            1995
                                                                                   --------------  --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility......................................................  $            0  $   35,661,573
  Current portion of long-term debt..............................................      16,000,000      12,000,000
  Trade accounts payable.........................................................      27,704,475      25,743,234
  Deposits and amounts due to customers..........................................       1,344,852       4,021,274
  Income taxes payable...........................................................       9,269,833       6,926,161
  Accrued warranty...............................................................       5,603,021       5,455,110
  Other accrued liabilities......................................................      17,571,052      16,766,138
  Deferred income taxes..........................................................       9,079,975       9,534,962
                                                                                   --------------  --------------
      Total current liabilities..................................................      86,573,208     116,108,452
                                                                                   --------------  --------------

LONG-TERM LIABILITIES:
  Long-term debt.................................................................     128,600,000     111,000,000
  Bonds payable..................................................................       2,750,000       2,750,000
  Accrued pension expense........................................................       8,288,463       8,435,662
  Deferred income taxes..........................................................       5,306,392       5,898,112
  Other long-term liabilities....................................................      12,019,864      12,100,213
                                                                                   --------------  --------------
      Total long-term liabilities................................................     156,964,719     140,183,987
                                                                                   --------------  --------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

REDEEMABLE COMMON STOCK, $.01 par value; 720,000 shares issued and outstanding in
  1996 and 1995 (Note 8).........................................................      33,105,000      24,672,000

STOCK SUBSCRIPTIONS RECEIVABLE (Note 8)..........................................      (3,800,000)     (3,800,000)
                                                                                   --------------  --------------
                                                                                       29,305,000      20,872,000
                                                                                   --------------  --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000 shares authorized, 7,704,778 shares
    issued and outstanding in 1996 and 1995......................................          77,048          77,048
  Additional paid-in capital.....................................................      77,022,956      77,022,956
  Retained earnings..............................................................      43,227,960      27,895,901
  Cumulative translation adjustments.............................................      (2,140,144)     (2,368,684)
                                                                                   --------------  --------------
      Total stockholders' equity.................................................     118,187,820     102,627,221
                                                                                   --------------  --------------
      Total liabilities and stockholders' equity.................................  $  391,030,747  $  379,791,660
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

  FOR THE YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
NET SALES.......................................................  $  570,184,841  $  517,444,172  $  476,240,848
COST OF GOODS SOLD..............................................     474,066,847     430,667,432     392,938,251
                                                                  --------------  --------------  --------------
GROSS PROFIT....................................................      96,117,994      86,776,740      83,302,597
                                                                  --------------  --------------  --------------
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES...................      42,568,911      39,795,821      39,038,361
AMORTIZATION OF GOODWILL AND NONCOMPETE AGREEMENTS..............       3,830,000       4,692,867       5,567,000
                                                                  --------------  --------------  --------------
                                                                      46,398,911      44,488,688      44,605,361
                                                                  --------------  --------------  --------------
OPERATING INCOME................................................      49,719,083      42,288,052      38,697,236
INTEREST INCOME.................................................       6,998,830       4,618,315       4,056,013
INTEREST EXPENSE................................................     (16,889,261)    (18,537,244)    (17,405,932)
OTHER INCOME, net...............................................         224,052         168,554         217,613
                                                                  --------------  --------------  --------------
INCOME BEFORE INCOME TAXES......................................      40,052,704      28,537,677      25,564,930
PROVISION FOR INCOME TAXES......................................      14,872,343      11,686,056      10,157,248
                                                                  --------------  --------------  --------------
NET INCOME BEFORE EXTRAORDINARY ITEM............................      25,180,361      16,851,621      15,407,682
LOSS ON EXTINGUISHMENT OF DEBT, net of taxes of $838,364 (Note
  4)............................................................      (1,415,302)              0               0
                                                                  --------------  --------------  --------------
NET INCOME......................................................  $   23,765,059  $   16,851,621  $   15,407,682
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  FOR THE YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                                                                                        MINIMUM
                                                          ADDITIONAL     CUMULATIVE     CUMULATIVE      PENSION
                                               COMMON       PAID-IN       RETAINED      TRANSLATION    LIABILITY
                                                STOCK       CAPITAL       EARNINGS      ADJUSTMENTS   ADJUSTMENT
                                              ---------  -------------  -------------  -------------  -----------
BALANCE, OCTOBER 30, 1993...................  $  77,000  $  76,923,000  $   5,526,998  $  (1,822,344) $         0

  Net income................................          0              0     15,407,682              0            0
  Issuance of common stock..................         48         99,956              0              0            0
  Accretion of redeemable common stock......          0              0     (6,566,400)             0            0
  Translation adjustments...................          0              0              0       (431,695)           0
  Minimum pension liability adjustment......          0              0              0              0     (400,000)
                                              ---------  -------------  -------------  -------------  -----------
BALANCE, OCTOBER 29, 1994...................     77,048     77,022,956     14,368,280     (2,254,039)    (400,000)

  Net income................................          0              0     16,851,621              0            0
  Accretion of redeemable common stock......          0              0     (3,324,000)             0            0
  Translation adjustments...................          0              0              0       (114,645)           0
  Minimum pension liability adjustment......          0              0              0              0      400,000
                                              ---------  -------------  -------------  -------------  -----------
BALANCE, OCTOBER 28, 1995...................     77,048     77,022,956     27,895,901     (2,368,684)           0

  Net income................................          0              0     23,765,059              0            0
  Accretion of redeemable common stock......          0              0     (8,433,000)             0            0
  Translation adjustments...................          0              0              0        228,540            0
                                              ---------  -------------  -------------  -------------  -----------
BALANCE, NOVEMBER 2, 1996...................  $  77,048  $  77,022,956  $  43,227,960  $  (2,140,144) $         0
                                              ---------  -------------  -------------  -------------  -----------
                                              ---------  -------------  -------------  -------------  -----------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                                                                   1996         1995         1994
                                                                                -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................  $23,765,059  $16,851,621  $15,407,682
                                                                                -----------  -----------  -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary loss on extinguishment of debt..............................    2,253,666            0            0
    Depreciation and amortization.............................................   11,517,766   12,558,707   13,521,452
    Increase in cash surrender value of life insurance........................     (110,113)    (234,103)    (116,467)
    Deferred income taxes.....................................................   (1,046,707)       5,011   (1,707,636)
    Changes in assets and liabilities:
      Trade receivables.......................................................    5,423,096   (4,602,234)   3,927,301
      Inventories.............................................................   13,570,469   (7,561,501)    (591,991)
      Trade accounts payable..................................................    1,961,241      689,604    1,088,116
      Income taxes payable....................................................    2,343,672    5,180,641    1,201,942
      Other current liabilities...............................................   (1,723,597)  (1,778,792)   3,055,578
      Other...................................................................    1,632,686      185,669      640,166
                                                                                -----------  -----------  -----------
        Total adjustments.....................................................   35,822,179    4,443,002   21,018,461
                                                                                -----------  -----------  -----------
        Net cash provided by operating activities.............................   59,587,238   21,294,623   36,426,143
                                                                                -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant, and equipment acquisitions.................................   (7,280,958)  (3,648,833)  (8,594,212)
  Increases in leases receivable..............................................  (11,855,103) (32,230,390)  (1,331,603)
                                                                                -----------  -----------  -----------
        Net cash used in investing activities.................................  (19,136,061) (35,879,223)  (9,925,815)
                                                                                -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under bank credit agreements and revolving credit line...............................................................  (14,061,573)  25,661,573  (26,100,000)
  Debt prepayment premium.....................................................   (1,625,000)           0            0
  Other.......................................................................     (192,000)           0      100,004
                                                                                -----------  -----------  -----------
        Net cash (used in) provided by financing activities...................  (15,878,573)  25,661,573  (25,999,996)
                                                                                -----------  -----------  -----------
EFFECT OF EXCHANGE RATE FLUCTUATIONS..........................................      228,540     (114,645)    (431,695)
                                                                                -----------  -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................   24,801,144   10,962,328       68,637

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................   21,452,114   10,489,786   10,421,149
                                                                                -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $46,253,258  $21,452,114  $10,489,786
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest..................................................................  $11,935,717  $14,959,218  $13,856,104
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------
    Income taxes..............................................................  $12,725,475  $ 4,038,000  $10,224,110
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

1. NATURE OF BUSINESS

    Blue Bird Corporation and subsidiaries ("BBC" or the "Company") are engaged in the manufacture and assembly of school and transit buses and recreational vehicles. BBC has facilities in the United States, Canada, and Mexico.

FISCAL YEAR

    BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal year 1996 contained 53 weeks. Fiscal years 1995 and 1994 contained 52 weeks.

ACQUISITION ACCOUNTING AND VALUATION

    On April 15, 1992, BBC acquired all of the outstanding capital stock of Blue Bird Body Company and subsidiaries (the "Predecessor") through the merger of BB Acquisition Corp., a wholly owned subsidiary of BBC, with and into the Predecessor, with the Predecessor as the surviving corporation. The acquisition was accounted for as a purchase. The excess purchase price over the fair value of the net assets, as adjusted, of $152,691,606 was allocated to goodwill. The goodwill is being amortized using the straight-line method over 40 years. BBC periodically reviews the value assigned to goodwill to determine whether it has been permanently impaired by adverse conditions affecting BBC. The Company uses an estimate of its undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Management is of the opinion that there has been no diminution in the value assigned to goodwill.

SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Blue Bird Corporation and its domestic and foreign subsidiaries (owned 100% by BBC). All significant intercompany transactions and accounts have been eliminated in consolidation.

    TRANSLATION AND REMEASUREMENT OF FOREIGN CURRENCIES

    For the purpose of consolidation, the accounts for certain foreign subsidiaries and foreign branches of domestic subsidiaries of the U.S. parent are translated into U.S. dollars. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet dates. Results of operations are translated using the weighted average exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the cumulative translation adjustments in the statements of stockholders' equity.

    One foreign subsidiary (the "Subsidiary") of the U.S. parent transacts sales denominated in U.S. dollars, while the Company provides inventory and financing. Accordingly, the U.S. dollar is deemed to be the functional currency. The Subsidiary does not maintain its books in U.S. dollars but remeasures its monetary assets and liabilities at balance sheet date rates, its nonmonetary items at historical rates, and income and expense amounts at the weighted average rates in effect for the period, except for depreciation and cost of goods sold, which use historical rates. The effects of exchange rate fluctuations on the

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

1. NATURE OF BUSINESS (CONTINUED)
remeasurement of the Subsidiary's financial statements are recognized as exchange gains or losses on the statements of income.

    The Company recognizes exchange gains and losses from foreign currency transactions as other income or expense for the period. A loss of approximately $54,000 was recorded in fiscal 1996. A loss of approximately $617,000 and a gain of approximately $5,000 were recorded in fiscal years 1995 and 1994, respectively.

    FINANCIAL INSTRUMENTS

    BBC's financial instruments consist primarily of cash and cash equivalents, trade receivables, leases receivable, accounts payable, a revolving credit facility, long-term debt, and certain interest rate agreements (Note 4). In management's opinion, the carrying amounts of all financial instruments approximate their fair values at November 2, 1996.

    REVENUE RECOGNITION

    BBC recognizes revenue on sales when the related product has been delivered to the customer and title has passed or when full payment has been received from the customer and the product is completed and awaiting customer pickup.

    CASH AND CASH EQUIVALENTS

    BBC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORIES

    Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out ("LIFO") basis. Such costs include raw materials, direct labor, and manufacturing overhead.

    If the first-in, first-out method had been used, inventories would have been approximately $71,900,000 at November 2, 1996 and approximately $85,900,000 at October 28, 1995.

    The components of inventory as of November 2, 1996 and October 28, 1995 consist of the following:

                                                                     1996           1995
                                                                 -------------  -------------
Raw materials..................................................  $  18,847,481  $  32,463,235
Work in process................................................     22,915,908     22,830,735
Finished goods.................................................     28,012,413     28,052,301
                                                                 -------------  -------------
    Total inventories (LIFO cost)..............................  $  69,775,802  $  83,346,271
                                                                 -------------  -------------
                                                                 -------------  -------------

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment were stated at their fair market values at the date of acquisition. Assets purchased since the acquisition are stated at cost. All assets are being depreciated on a straight-line basis over their estimated useful lives.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

1. NATURE OF BUSINESS (CONTINUED)
    The following represent the estimated useful lives of the assets:

                                                                  20-33
Buildings.......................................................  years
Machinery and equipment.........................................  5-10 years
Automobiles, trucks, and airplane...............................  3-5 years
Office furniture and equipment..................................  3-10 years

    Expenditures for property and repair costs which substantially increase useful lives are capitalized. Currently, normal maintenance and repair costs are charged to expense as incurred. Gains and losses on disposals of property, plant, and equipment are reflected in current income.

    Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of $0 for the year ended November 2, 1996 and $208,237 for the year ended October 28, 1995.

    Depreciation expense of $5,516,894, $5,575,840, and $5,608,035 was recorded for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

    LAND AND IDLE FACILITIES

    BBC currently has land and idle facilities held for sale located in Buena Vista, Virginia. The estimated fair value of the land and facilities is included as land and idle facilities in the accompanying balance sheets.

    PRODUCT WARRANTY COSTS

    The provision for estimated warranty costs is recorded in the year the unit is sold. Warranty costs totaled $6,185,115, $5,313,438, and $6,679,409 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

    NONCOMPETE AGREEMENTS

    BBC assigned $5,000,000 to noncompete agreements with the former owners. The related assets were amortized over three years. Amortization expense totaled $0, $833,000, and $1,667,000 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

    ACCOUNTING STANDARDS YET TO BE ADOPTED

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company is required to adopt both of these standards in fiscal year 1997.

    SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option to recognize this value as an expense or to disclose its pro forma effects on net income. SFAS No. 125 requires companies to use consistent standards for

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

1. NATURE OF BUSINESS (CONTINUED)
distinguishing between transfers of assets classified as sales and transfers of assets classified as secured borrowings.

    The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123 and SFAS No. 125. Other issued but not yet required FASB standards are not currently applicable to the Company's operations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain October 28, 1995 balances have been reclassified to conform with the November 2, 1996 presentation.

2. LEASES RECEIVABLE

    Under the terms of the Bank Credit Agreement discussed in Note 4, BBC is required to sell leases receivable to a bank once certain levels of lease receivables are exceeded. Under the original agreement, as leases were sold, the purchaser established a holdback reserve. During 1994, the agreement was modified such that the holdback reserve was replaced with a letter of credit. The letter of credit fluctuates based on the amount of sold leases and was $1,053,000 and $1,000,000 at November 2, 1996 and October 28, 1995,
respectively.

    During 1995, BBC amended the Bank Credit Agreement to allow BBC to hold more leases receivable. As part of the amendment, BBC created a new subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products.

    BBC finances the sale of buses to school districts, other tax-exempt municipalities, and contractors under sales-type leases. Lease terms range from one to seven years and contain a bargain purchase option at the end of the lease term. Under the lease terms, the lessee bears substantially all risks of ownership. BBC retains a lien on the title until all lease payments have been made.

    The net investment in leases arising from these arrangements as of November 2, 1996 and October 28, 1995 was as follows:

                                                                     1996           1995
                                                                 -------------  -------------
Leases receivable..............................................  $  82,889,596  $  71,803,080
Unearned interest revenue......................................     (8,812,469)    (9,581,056)
                                                                 -------------  -------------
Net leases receivable..........................................  $  74,077,127  $  62,222,024
                                                                 -------------  -------------
                                                                 -------------  -------------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

2. LEASES RECEIVABLE (CONTINUED)
    Interest income recognized on leases receivable was $4,947,064, $2,914,928, and $2,652,570 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively. The primary expenses associated with the Company's finance lease activities relate to the interest expense from the revolving credit facility of Blue Bird Capital (Note 4). Identifiable assets of the Company's finance lease activities include the total leases receivable balance included on the face of the financial statements and as discussed above.

3. NET CASH SURRENDER VALUE OF LIFE INSURANCE

    Details of the net cash surrender value of life insurance on the lives of individuals in whom BBC has an insurable interest as of November 2, 1996 and October 28, 1995 are as follows:

                                                                     1996           1995
                                                                 -------------  -------------
Cash values....................................................  $   7,302,352  $   7,193,239
  Less life insurance loans....................................     (4,457,000)    (4,458,000)
                                                                 -------------  -------------
Net cash surrender value, included in other assets.............  $   2,845,352  $   2,735,239
                                                                 -------------  -------------
                                                                 -------------  -------------

4. DEBT

    Outstanding debt at November 2, 1996 and October 28, 1995 consisted of the following:

                                                                                        1996            1995
                                                                                   --------------  --------------
Bank term loan, principal and interest payable in quarterly installments through
  October 31, 1998; interest payable at the option of BBC at either the prime rate plus .75% or the Eurodollar rate plus 1.75%; interest rate at 8.25% on
  November 2, 1996; collateralized by all real, personal, and mixed property, as
  defined........................................................................  $   36,000,000  $   48,000,000
11.75% Series B senior subordinated notes, due April 15, 2002; interest payable semiannually; sinking fund deposits of $18,750,000 due on April 15, 2000 and
  April 15, 2001; subordinated to senior debt....................................  $   50,000,000  $   75,000,000
Revolving credit facility with final maturity on March 31, 1999; interest payable quarterly at either the prime rate or the Eurodollar rate plus 1.125%, at the
  option of BBC; collateralized by all Blue Bird Capital stock...................      58,600,000      35,661,573
Industrial development bonds, due March 2001; interest payable quarterly;
  interest rate at 3.6% on November 2, 1996; secured by a letter of credit.......       2,750,000       2,750,000
                                                                                   --------------  --------------
                                                                                      147,350,000     161,411,573
Less:
  Current portion of debt........................................................      16,000,000      12,000,000
  Revolving credit facility......................................................               0      35,661,573
                                                                                   --------------  --------------
Long-term debt and bonds payable.................................................  $  131,350,000  $  113,750,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

4. DEBT (CONTINUED)
    On April 15, 1992, BBC entered into a $170,000,000 bank credit agreement with Bankers Trust Company (the "Bank Credit Agreement"), secured by the capital stock of BBC and 66% of the capital stock of Canadian Blue Bird Coach, Ltd. (a wholly owned subsidiary of BBC). The Bank Credit Agreement provides for a term loan and a revolving credit facility comprised of working capital loans and swing line loans. The revolving credit facility matures in October 1998 and requires interest payable quarterly. Interest rates on the working capital loans are, at the option of BBC, at the prime rate plus .75% or the Eurodollar rate plus 1.75% and are the prime rate plus .25% on the swing line loans. The weighted average interest rate of the revolving credit facility for the years ended November 2, 1996 and October 28, 1995 was 7.03% and 8.65%, respectively. The revolving credit facility is collateralized by all real, personal, and mixed property, as defined. No amounts were outstanding under this revolving credit facility at November 2, 1996 or October 28, 1995. The Bank Credit Agreement contains certain restrictive covenants. The most restrictive covenants include
(a) a maximum leverage ratio, as defined, (b) a minimum fixed charge coverage ratio, as defined, (c) a minimum interest coverage ratio, as defined, (d) limitations of capital expenditures, and (e) certain restrictions on dividend distributions, as defined. All of these covenants have been met as of November 2, 1996.

    The maximum available borrowing amount on the Bank Credit Agreement revolving credit facility, as amended, is $77,000,000. The revolving credit facility requires quarterly payment of a commitment fee equal to .375% per annum of the daily unused portion.

    In connection with the creation of Blue Bird Capital (Note 2), BBC negotiated a new credit facility (the "New Facility") with LaSalle National Bank. The maximum capacity of the New Facility is $100,000,000, subject to meeting certain covenants, as defined. The New Facility requires quarterly payments of a commitment fee equal to .15% at November 2, 1996 (not to exceed
 .275%) per annum of the daily unused portion of the credit commitment. The New Facility contains certain restrictive covenants, including net income, tangible net worth, and interest coverage ratio. All of these financial ratios have been met as of November 2, 1996.

    In connection with the Bank Credit Agreement and the New Facility, BBC purchased interest rate caps with notional principal amounts totaling $86,000,000 in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The interest rate agreements mature at dates ranging from April 1997 to April 1999.

    The industrial development bonds accrue interest based on a variable weekly interest rate, with interest payments due quarterly. An irrevocable letter of credit backing the bonds has been issued by Wachovia Bank of Georgia, N.A. This letter of credit requires adherence to certain terms and financial ratios which are the same or less restrictive than those under the revolving credit facilities and term loan, all of which have been met as of November 2, 1996.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

4. DEBT (CONTINUED)
    The future minimum principal payments by fiscal year of outstanding debt at November 2, 1996 are as follows:

1997..........................................................  $16,000,000
1998..........................................................   20,000,000
1999..........................................................   58,600,000
2000..........................................................            0
2001..........................................................    2,750,000
Thereafter....................................................   50,000,000
                                                                -----------
                                                                $147,350,000
                                                                -----------
                                                                -----------

    In December 1995, the Company repurchased $25,000,000 principal amount of Series B senior subordinated notes. As a result, the Company recorded an extraordinary loss of $1,415,302, net of a tax benefit of $838,364.

5. INCOME TAXES

    BBC follows the provisions of SFAS No. 109, "Accounting for Income Taxes," for financial reporting purposes. SFAS No. 109 requires, among other things, the determination of deferred income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

    The components of the net deferred tax liability are as follows:

                                                                    1996            1995
                                                               --------------  --------------
Total deferred tax liabilities...............................  $   31,400,496  $   31,759,029
Total deferred tax assets....................................     (17,014,129)    (16,325,955)
                                                               --------------  --------------
Net deferred tax liability...................................  $   14,386,367  $   15,433,074
                                                               --------------  --------------
                                                               --------------  --------------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

5. INCOME TAXES (CONTINUED)
    The sources of and differences between the financial accounting and tax bases of BBC's assets and liabilities which give rise to the deferred tax liabilities are as follows:

                                                                     1996           1995
                                                                 -------------  -------------
Deferred tax liabilities:
  Stepped-up basis in net assets...............................  $  20,625,370  $  20,633,323
  Depreciation.................................................      1,984,361      2,520,201
  Other........................................................      8,790,765      8,605,505
                                                                 -------------  -------------
                                                                 $  31,400,496  $  31,759,029
                                                                 -------------  -------------
                                                                 -------------  -------------
Deferred tax assets:
  Warranty reserves............................................  $   5,247,237  $   5,198,629
  Pension reserve..............................................      1,726,652      1,935,666
  Deferred compensation reserve................................      3,346,739      3,053,529
  Workers' compensation reserve................................      1,761,631      1,656,866
  Other........................................................      4,931,870      4,481,265
                                                                 -------------  -------------
                                                                 $  17,014,129  $  16,325,955
                                                                 -------------  -------------
                                                                 -------------  -------------

    The components of the provision (benefit) for income taxes are as follows as of November 2, 1996, October 28, 1995, and October 29, 1994:

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Current:
  Federal...........................................................  $  13,871,802  $   9,945,714  $  10,956,249
  Foreign...........................................................        596,516        542,000        410,894
  State.............................................................      1,450,732      1,193,331      1,072,741
                                                                      -------------  -------------  -------------
    Total current...................................................     15,919,050     11,681,045     12,439,884
                                                                      -------------  -------------  -------------
Deferred:
  Federal and state.................................................     (1,043,058)         5,011     (2,278,490)
  Foreign...........................................................         (3,649)             0         (4,146)
                                                                      -------------  -------------  -------------
Deferred, net.......................................................     (1,046,707)         5,011     (2,282,636)
                                                                      -------------  -------------  -------------
Tax provision, net..................................................  $  14,872,343  $  11,686,056  $  10,157,248
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Income (loss) from foreign subsidiaries was approximately $825,000, $(201,000), and $1,410,000 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

5. INCOME TAXES (CONTINUED)
    The income tax provision as of November 2, 1996, October 28, 1995, and October 29, 1994 differs from the amount computed by applying the statutory rates for U.S. federal income taxes to income before income taxes because of the following:

                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Income tax computed at statutory rates..........  $  14,018,446  $   9,988,188  $   8,947,726
Foreign tax impact..............................        317,070       (119,078)       (86,608)
Tax-exempt interest income......................     (1,372,866)      (700,359)      (286,294)
State income taxes, net of federal income tax
  effect........................................        942,976        775,665        562,360
Goodwill amortization...........................      1,296,524      1,307,024      1,321,381
Other...........................................       (329,807)       434,616       (301,317)
                                                  -------------  -------------  -------------
                                                  $  14,872,343  $  11,686,056  $  10,157,248
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    U.S. income taxes have not been provided for the undistributed earnings of foreign subsidiaries. These amounts will be offset largely by foreign tax credits which will arise when this income is recognized for U.S. income tax purposes.

6. BENEFIT PLANS

    PENSION PLANS

    BBC has several defined benefit pension plans and a defined contribution plan covering substantially all domestic employees and a defined contribution plan for Canadian employees. Total pension expenses amounted to $3,857,044, $3,399,151, and $2,785,030 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively.

    The board of directors adopted a supplemental excess retirement plan effective January 1, 1991. This plan is restricted to certain key executives, is not qualified under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and is unfunded.

    The board of directors adopted a supplemental excess retirement plan in the form of a rabbi trust (a grantor trust set up to fund deferred compensation for certain individuals as allowed under the Internal Revenue Code) effective November 1, 1995. This plan is restricted to certain executives, is not qualified under ERISA, and is not funded.

    BBC's funding policy is to contribute the net periodic pension cost accrued each year to the U.S. salaried and hourly defined benefit plans. However, the contribution will not be less than the minimum required contribution under ERISA or greater than the maximum tax-deductible contribution.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

6. BENEFIT PLANS (CONTINUED)
    Net pension cost for the U.S. defined benefit plans includes the following as of November 2, 1996, October 28, 1995, and October 29, 1994:

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
    Service costs/benefits earned during the period.................  $   1,860,568  $   1,337,279  $   1,246,107
    Interest costs on projected benefit obligations.................      3,486,859      3,320,053      3,025,245
    Return on plan assets...........................................     (8,793,737)    (8,189,694)    (1,069,849)
    Net amortization and deferral...................................      5,377,327      5,453,920     (1,630,964)
                                                                      -------------  -------------  -------------
    Net periodic pension costs......................................  $   1,931,017  $   1,921,558  $   1,570,539
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The following table sets forth these plans' funded status at November 2, 1996:

                                                                           DEFINED
                                                                           BENEFIT
                                                                           PENSION       UNQUALIFIED      RABBI
                                                                            PLANS           PLAN          TRUST
                                                                        --------------  -------------  -----------
    Pension benefit obligation:
    Vested benefits...................................................  $  (39,873,315) $  (2,644,567) $  (200,000)
    Nonvested benefits................................................        (901,310)             0            0
                                                                        --------------  -------------  -----------
    Accumulated benefit obligation....................................  $  (40,774,625) $  (2,644,567) $  (200,000)
                                                                        --------------  -------------  -----------
                                                                        --------------  -------------  -----------
    Projected benefit obligation......................................  $  (46,968,270) $  (2,644,567) $  (200,000)
    Market value of plan assets.......................................      51,367,964              0            0
                                                                        --------------  -------------  -----------
    Overfunded (unfunded) projected benefit obligation................       4,399,694     (2,644,567)    (200,000)
    Unrecognized net gain.............................................      (9,189,120)             0            0
    Unrecognized prior service costs..................................          22,639              0            0
    Other adjustment..................................................         (12,672)             0            0
                                                                        --------------  -------------  -----------
    Pension liability recognized in balance sheets....................  $   (4,779,459) $  (2,644,567) $  (200,000)
                                                                        --------------  -------------  -----------
                                                                        --------------  -------------  -----------

    Assets of the salaried and hourly plans are invested primarily in U.S. government securities, common stock funds, cash management funds, and insurance company group annuity contracts. For 1996 and 1995, the discount rate and expected long-term rate of return on assets were both approximately 8%. The expected average rate of increase in future compensation levels used was 4.8% and 5% for 1996 and 1995, respectively.

    The 401(k) plan for domestic employees and the pension plan covering Canadian employees are defined contribution plans. Such actuarial information as presented above is not applicable to these plans. Total expenses under such plans for the years ended November 2, 1996, October 28, 1995, and October 29, 1994 amounted to $1,926,026, $1,477,593, and $1,214,491, respectively.

    POSTRETIREMENT BENEFITS

    The Predecessor discontinued its postretirement health care and dental benefits in 1991. Coverage was available and will continue only for employees over age 55 who had elected early retirement and are currently entitled to such benefits, which are subject to certain limitations. BBC has recorded a liability of

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

6. BENEFIT PLANS (CONTINUED)
approximately $800,000 at November 2, 1996 and October 28, 1995, which represents management's best estimate of expected future benefits.

    MEDICAL, DENTAL, AND ACCIDENT AND SICKNESS BENEFITS

    BBC provides and is partially self-insured for medical, dental, and accident and sickness benefits. BBC maintains a voluntary employee benefit association trust through which all cash used to pay claims is processed. The trust is fully funded at year-end to cover incurred but not reported claims. Therefore, neither the trust's assets nor the liability for claims is reported in the accompanying balance sheets.

7. DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT BENEFITS

    At November 2, 1996 and October 28, 1995, the accompanying financial statements reflect liabilities for anticipated payment of deferred compensation and supplemental retirement benefits described above in the amounts of $1,077,086 and $1,157,435, respectively.

8. REDEEMABLE COMMON STOCK AND STOCK SUBSCRIPTIONS RECEIVABLE

    Redeemable common stock represents shares of common stock purchased by members of management ("Management Investors"), primarily in conjunction with the acquisition. The Management Investors have the right, prior to the earlier of an initial public offering of equity securities or the tenth anniversary of the stockholders' agreement, to put these shares to BBC in the event of their disability, involuntary termination not for cause, retirement (all as defined in the stockholders' agreement), or death for a fair value price, as defined in the stockholders' agreement. The redeemable common stock was recorded at fair value on the date of issuance. The excess of the fair value price over the original fair value is being accreted by periodic charges to retained earnings. The amounts recorded in the balance sheets represent the estimated maximum amount payable if all management investors met the specified criteria and exercised their put rights.

    Stock subscriptions receivable represent notes due from members of management for stock issued in April 1992 in conjunction with the acquisition. The notes bear interest at an 8% interest rate. Interest is payable annually.

9. DIVIDENDS DECLARED

    No dividends were declared for the years ended November 2, 1996, October 28, 1995, and October 29, 1994.

10. LEASES

    BBC has no capitalized leases in which it is the lessee. Rental expenses for operating leases were approximately $1,194,880, $1,625,000, and $1,562,000 for the years ended November 2, 1996, October 28, 1995, and October 29, 1994, respectively. Operating leases relate primarily to computer equipment and

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

10. LEASES (CONTINUED)
software, office space, and miscellaneous office equipment. The future minimum lease payments under operating leases by fiscal year as of November 2, 1996 are approximately as follows:

1997............................................................  $ 619,602
1998............................................................    606,675
1999............................................................    484,841
2000............................................................     48,880
2001 and thereafter.............................................          0
                                                                  ---------
                                                                  $1,759,998
                                                                  ---------
                                                                  ---------

11. CONTINGENCIES

    As of November 2, 1996, BBC had a number of product liability and other cases pending. At the date of this report, neither the outcome of the cases nor the amounts of any company liabilities related to these cases are known. Management believes that, considering BBC's insurance coverage and its intention to vigorously defend its position, the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

12. MANAGEMENT STOCK OPTION PLAN

    Effective April 15, 1992, BBC's board of directors adopted a nonqualified management stock option plan (the "Plan") which provided for the granting of options to key employees of BBC to purchase up to 850,000 shares of common stock. Pursuant to the Plan, on April 15, 1992, key employees were granted options (the "Vested Options") to purchase an aggregate of 400,000 shares of common stock at an exercise price equal to $10 per share (the fair value of the stock at the grant date, as determined by the board of directors). The Vested Options were fully vested at the time of grant. Additionally, on April 15, 1992, key employees were granted options (the "Performance Options") to purchase an aggregate of 400,000 shares at an exercise price equal to $10 per share. The Performance Options vest ratably over the next five years based on BBC's achieving certain levels of earnings performance, as defined in the Plan, and in any case ten years from the date of grant. During the year ended October 30, 1993, options for 70,000 shares were canceled and options for 10,000 shares were issued. As of November 2, 1996 and October 28, 1995, 720,000 options to purchase shares were outstanding.

13. SUBSEQUENT EVENT

    In November 1996, the Company effected a recapitalization, pursuant to which the Company refinanced approximately $90,000,000 of its indebtedness and paid a special cash dividend of $201,400,000 on all shares of its common stock (the "Recapitalization"). Holders of the Company's options received cash payments on an as-exercised basis. They were not required to exercise their options to receive their PRO RATA portions of the dividend distribution discussed above, nor were they entitled to any antidilution adjustment to the exercise price for their options.

    As part of the Recapitalization, holders of $50,000,000 of the Company's outstanding 11.75% Series B subordinated notes (the "Old Notes") agreed to sell their Old Notes to the Company and consented to certain amendments to the indenture governing the Old Notes for aggregate payments (including accrued

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

13. SUBSEQUENT EVENT (CONTINUED)
interest) of approximately $54,000,000. The Company's existing Bank Credit Agreement has been replaced and refinanced by an amended credit agreement (the "New Credit Agreement") which will provide for aggregate availability of $255,000,000, including $175,000,000 of term loan facilities and $80,000,000 of revolving credit facilities.

    In addition to the New Credit Agreement, the Company sold $100,000,000 of 10.75% senior subordinated notes due November 15, 2006 (the "Offering"). Proceeds from the Offering, borrowings under the New Credit Agreement, and cash on hand were used to fund the retirement of the Old Notes, the refinancing of the Bank Credit Agreement, the payment of the dividend distribution discussed above, and the payment of related fees and expenses.

    As a result of the Recapitalization, the redeemable common stock accretion (as discussed in Note 8) will result in a significantly lower value being assigned to the redeemable common stock. Additionally, as part of the Recapitalization, management will be required to repay the stock subscriptions receivable with the proceeds from the distribution. The Recapitalization will also result in a compensation charge to earnings of approximately $16,000,000 in fiscal 1997.

                                    EXHIBIT INDEX

Exhibit
  NO.

3.1         Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No.
            33-49544 filed September 11, 1992).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 33-9544 filed September 11, 1992).

3.3         Restated Certificate of Incorporation of BBC
            (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 No.
            33-49544 filed September 11, 1992).

3.4         By-laws of BBC (incorporated by reference to Exhibit
            3.4 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).

4.1 Indenture dated as of November 15, 1996 by and among the Company, BBC and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).

4.2         Form of Exchange Note (contained in Exhibit 4.1 as
            Exhibit A-2 thereto).

4.3 Purchase Agreement dated November 13, 1996 by and among the Company, BBC and Merrill Lynch and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).

10.1 Registration Rights Agreement dated as of November 19, 1996 by and among the Company, BBC and Merrill Lynch, Pierce, Fenner & Smith Incorporated and BT Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).

10.2 First Amended and Restated Credit Agreement dated as of November 15, 1996 by and among the Company, BBC, the lenders listed on the signature pages thereto and Bankers Trust Company, as Administrative Agent and Merrill Lynch & Co., as Syndication Agent, including all exhibits thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).

10.3 Amended and Restated Loan Agreement by and among Blue Bird Capital Corporation and LaSalle National Bank, as agent, and the several financial institutions from time to time parties to the agreement dated as of March 29, 1996 (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q No. 033-49544 filed June 11,
            1996).

10.4 Executive Employment Agreement dated April 15, 1992 between Paul E. Glaske and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's
            Registration Statement on Form S-1 No. 33-49544 filed
            September 11, 1992).

10.5        Supplemental Retirement Plan of the Company
            (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No.
            33-49544 filed September 11, 1992).

10.6 Form of Noncompetition and Nonsolicitation Agreement with Albert L. Luce, Jr. and Joseph P. Luce
            (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 No.
            33-49544 filed September 11, 1992).

10.7        ML Stock Subscription Agreement dated as of April 15,
            1992 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No.
            33-49544 filed September 11, 1992).

10.8 Management Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit
            10.11 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).

10.9        Stockholders' Agreement dated as of April 15, 1992
            (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1
            No.33-49544 filed September 11, 1992).

10.10 BBC Management Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's
            Registration Statement on Form S-1 No. 33-49544 filed
            September 11, 1992).

10.11 Form of Vested Option Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's
            Registration Statement on Form S-1 No. 33-49544 filed
            September 11, 1992).

10.12 Form of Performance Option Agreement (incorporated by reference to Exhibit 10.17 to the Registrant's
            Registration Statement on Form S-1 No. 33-49544 filed
            September 11, 1992).

10.13 Chassis Supply Agreement dated as of May 8, 1991 between the Company and General Motors Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).

10.14 Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company (incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended October 30, 1993 filed January 28, 1994).

10.15 Amendment dated October 15, 1994, amending Executive Employment Agreement dated April 15, 1993 between Bobby
            G. Wallace and the Company (incoporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the fiscal year ended October 29, 1994 and filed January 27, 1995).

10.16 Amended and Restated Vested Option Agreement dated September 13, 1994 between Bobby G.Wallace and the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended October 29, 1994 filed January 27, 1995).

12.1        Statements re Computation of Ratios.*

21.1 Subsidiaries of BBC and the Company (incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form S-4 No. 333-17515 filed December 9,
            1996).

27          Financial Data Schedule*

______________________________

   *  Filed herewith