Form 10-Q
period 1997-02-01
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1997-03-18
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended February 1, 1997

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

     As of March 1, 1997, 8,424,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        QUARTERLY REPORT ON FORM 10-Q
                         FOR THE THREE-MONTH PERIOD
                            ENDED FEBRUARY 1, 1997

                             TABLE OF CONTENTS


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of February 1, 1997 and
             November 2, 1996 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month periods
             ended February 1, 1997 and
             January 27, 1996 ..................................... 2


          Condensed Consolidated Statements of
             Cash Flows for the three-month
             periods ended February 1, 1997
             and January 27, 1996 ................................. 3

          Notes to Condensed Consolidated
             Financial Statements ................................. 4


Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ........................................... 6




PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings ......................................  7

Item 6.   Exhibits and Reports on Form 8-K .......................  7

Signatures .......................................................  8

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 1, 1997 AND NOVEMBER 2, 1996
                               ($ IN THOUSANDS)

                                           FEBRUARY 1,    NOVEMBER 2,
                                              1997           1996
                                            ---------     -----------
                                           (UNAUDITED)
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $    1,751     $    46,253
  Trade receivables                            14,076          13,443
  Leases receivable                            33,703          32,215
  Inventories                                  88,793          69,776
  Prepaid expenses                              5,334           2,137
  Other current assets                         17,483           3,167
                                             --------        --------
    Total current assets                      161,140         166,991

LEASES RECEIVABLE, NONCURRENT                  41,950          41,862

PROPERTY, PLANT, AND EQUIPMENT                 65,162          64,599
  Less accumulated depreciation               (27,176)        (25,710)
                                             --------        --------
    Property, plant, and equipment, net        37,986          38,849
                                             --------        --------
GOODWILL AND DEBT ISSUE COSTS                 162,180         162,849
  Less accumulated amortization               (18,731)        (26,131)
                                             --------        --------
    Goodwill & other intangibles, net         143,449         136,718
                                             --------        --------
OTHER ASSETS                                    6,611           6,571
                                             --------        --------
  Total assets                             $  391,136     $   391,031
                                             ========        ========

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Revolving credit facilities              $    9,600     $         0
  Current portion of long-term debt            10,938          16,000
  Accounts payable                             20,339          27,704
  Income taxes payable                              0           9,270
  Deferred income taxes                         8,869           9,080
  Other current liabilities                    28,997          24,519
                                             --------        --------
    Total current liabilities                  78,743          86,573

LONG-TERM DEBT                                329,911         131,350

DEFERRED INCOME TAXES                           5,615           5,306

OTHER LIABILITIES                              20,471          20,309

REDEEMABLE COMMON STOCK, NET                   12,660          29,305
                                             --------        --------
    Total liabilities                         447,400         272,843

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, $.01 par value; 25,000,000
   shares authorized; 7,704,778 and
   7,704,778 outstanding respectively              77              77
  Additional paid-in capital                   77,023          77,023
  Retained (deficit) earnings                (131,158)         43,228
  Other stockholders'(deficit) equity          (2,206)         (2,140)
                                             --------        --------
    Total stockholders'(deficit) equity       (56,264)        118,188
                                             --------        --------
    Total liabilities and stockholders'
     (deficit) equity                     $   391,136     $   391,031
                                             ========        ========

The accompanying notes are an integral part of these condensed consolidated statements.

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 1, 1997 AND JANUARY 27, 1996
                                 ($ IN THOUSANDS)

                                  THREE MONTHS ENDED

                              FEBRUARY 1,   JANUARY 27,
                                1997           1996
                              ---------     ---------
                             (UNAUDITED)   (UNAUDITED)

Net sales                     $   84,107    $   92,826

Cost of goods sold                69,560        77,185
                                --------      --------
      Gross profit                14,547        15,641

Selling, general and
 administrative expenses          10,790        10,115

Amortization of goodwill
 and other intangibles               960           940

Nonrecurring charge               16,506             0
                                --------       -------
Operating (loss) income          (13,709)        4,586

Interest income                    1,534         1,802

Interest and debt issue
 expense                          (7,554)       (4,142)

Other income (expense)               237           196
                                 -------       -------
(Loss) income before income
 taxes                           (19,492)        2,442

(Benefit) provision for income
 taxes                           (12,992)          975
                                 -------       -------
Net (loss) income before
 extraordinary items              (6,500)        1,467

Extraordinary item - loss
 on early extinguishment of
 debt                             (2,986)       (1,416)
                                 -------       -------
Net (loss) income             $   (9,486)   $       51
                                 =======       =======


The accompanying notes are an integral part of these condensed consolidated statements.

                    BLUE BIRD CORPORATION AND SUBSIDIARIES
                   BLUE BIRD BODY COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 1, 1997 AND JANUARY 27, 1996
                             ($ IN THOUSANDS)

                                                     THREE MONTHS ENDED


                                               FEBRUARY 1,       JANUARY 27,

                                                   1997             1996
                                                ---------         ---------
                                               (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $    (9,486)       $        51
                                                 -------            -------
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Extraordinary loss on extinguishment
     of debt                                       4,755              2,254
    Depreciation and amortization                  2,824              2,827
    Increase (decrease) in cash surrender
     value of life insurance                          (9)                20
    Deferred income taxes                             98               (420)
 Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables        (633)             7,906
    (Increase) decrease in inventories           (19,017)           (18,409)
    (Increase) decrease in prepaid expenses       (3,197)            (1,883)
    Increase (decrease) in accounts payable       (7,365)              (678)
    Increase (decrease) in income taxes
     payable                                      (9,270)            (6,043)
    Other                                         (9,474)             4,948
                                                --------           --------
      Total adjustments                          (41,288)            (9,478)
                                                --------           --------
      Net cash used in operating activities      (50,774)            (9,427)
                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant, and equipment acquisitions        (855)              (731)
 Leases receivable                                (1,576)            (5,725)
                                                --------           --------
      Net cash used in investing activities       (2,431)            (6,456)
                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing on working capital revolvers       14,400             26,788
 Borrowing on long-term debt                     274,699                  0
 Repayment of long-term debt                     (86,000)           (27,000)
 Dividends Paid                                 (185,345)                 0
 Debt prepayment premium                          (3,369)            (1,625)
 Debt Issuance Costs                              (9,416)                 0
 Proceeds from Management Notes                    3,800                  0
                                                --------           --------
       Net cash (used in) provided by
        financing activities                       8,769             (1,837)
                                                --------           --------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (66)              (249)
                                                --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (44,502)           (17,969)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        46,253             21,452
                                                --------           --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                   $     1,751        $     3,483
                                                ========           ========
SUPPLEMENTAL INFORMATION:

 Cash interest paid                          $     5,142        $     3,675
                                                ========           ========
 Cash income taxes paid                      $     9,620        $     2,595
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

                      BLUE BIRD CORPORATION AND SUBSIDIARIES

                      BLUE BIRD BODY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Blue Bird Corporation and subsidiaries ("BBC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the joint annual report of BBC and Blue Bird Body Company (the "Predecessor") (see
"Acquisition" below) on Form 10-K for the fiscal year ended November 2, 1996.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.


FISCAL YEAR

BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal year 1997 contains
52 weeks and fiscal year 1996 contains 53 weeks.


ACQUISITION

On April 15, 1992, BBC (formerly B B Holding Corp.) acquired all of the outstanding capital stock of the Predecessor through the merger of B B
Acquisition Corp., a wholly owned subsidiary of BBC, with and into the Predecessor (the "Acquisition"), with the Predecessor as the surviving corporation. The Acquisition was accounted for as a purchase.






2.     INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $2,400,000 higher at February 1, 1997 and approximately $2,100,000 higher at November 2, 1996.

The components of inventory consist of the following at February 1, 1997 and November 2, 1996 (dollars in thousands):

                              1997                   1996
                           --------               --------

Raw materials              $ 23,997                $18,848
Work in process              33,201                 22,916
Finished goods               31,595                 28,012
                            -------                 ------
                            $88,793                $69,776
                            =======                =======

3.     CONTINGENCIES

PENDING LITIGATION AND INSURANCE PROGRAM

As of  February 1, 1997, a number of product liability cases were pending
against a subsidiary of BBC.   Neither the outcome of certain cases nor
the amounts of any liabilities related to these certain cases are known;
however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

4.     RECAPITALIZATION

During November, 1996, Blue Bird was recapitalized, resulting in the repayment of the existing $86 million of debt, new debt issued in the amount of $275 million and a dividend paid to shareholders in the amount of $185.3 million.
The existing Subordinated Notes were repurchased at a premium of $3.4 million.
Debt issuance costs related to the recapitalization were $9.4 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million G&A expenses for a total of $21.3 million.





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 1, 1997 COMPARED TO THREE MONTHS ENDED JANUARY
27, 1996

Net sales for the quarter ended February 1, 1997, were $84.1 million, a decrease of $8.7 million or 9.4% compared to the corresponding period in 1996.

This decrease was due to fewer deliveries and a lower average selling price due to delivery mix changes during the current reporting period as compared to the 1996 period.

Gross profit decreased to $14.5 million in the first quarter of 1997 from $15.6 million in the first quarter of 1996, a decrease of $1.1 million or 7.0% due primarily to lower sales volume. The gross margin increased to 17.3% compared to 16.8% in the 1996 period due to lower delivery of GM chassis which have low margins.

Selling, general and administrative expenses increased to $10.8 million from $10.1 million in the 1996 period, an increase of $.7 million or 6.7%. This increase was related to increased engineering and marketing costs associated with new product development and introduction. Nonrecurring G&A charges of $16.5 million were taken in the current year due to the recapitalization described below. See "Financial Condition - - Liquidity and Capital
Resources."

Interest and debt issue expense increased to $7.6 million in the current period from $4.1 million in the prior year period due to the increased amount of debt as a result of the recapitalization.

The benefit for income taxes was $13.0 million in the current period compared to a provision of $1.0 million in the 1996 period. The 1997 period reflected a loss. The higher effective tax rate for 1997 was a result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the dividend paid to shareholders in the recapitalization being deductible for tax purposes as well as the tax benefit related to the ordinary loss and the nonrecurring charge.

The extraordinary loss of $3.0 million, net of a tax benefit of $1.8 million, occurring in the 1997 period was due to the early extinguishment of $50 million of Subordinated Notes as part of the recapitalization. Similarly, during the corresponding period in 1996, the early extinguishment of $25 million of Subordinated Notes resulted in an extraordinary loss of $1.4 million, net of a tax benefit of $.8 million.



FINANCIAL CONDITION

WORKING CAPITAL

The Company' working capital needs are seasonal. Working capital and related bank borrowings are lowest immediately after heavy school bus deliveries late in the fourth fiscal quarter. Beginning in December or January, working capital and related bank borrowings typically start to increase as parts are purchased or manufactured and distributed to the assembly plants for assembly into buses. Management tries to build buses as close to expected delivery time as possible. Inventory is at its highest during May, June and July prior to heavy seasonal deliveries.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three month period was $50.8 million. A significant portion of this amount was the result of the net loss of the Company attributable to the nonrecurring charges related to the Company's recapitalization. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million G&A expenses for a total of $21.3 million. Other items attributing to the cash use was the seasonal increase in inventory, the payment of income taxes, the increase in tax claims receivable, and the decrease in accounts payable, slightly offset by an extraordinary loss on the extinguishment of debt, depreciation and amortization.

During November, 1996, Blue Bird was recapitalized resulting in the repayment of the existing $86 million of debt, new debt issued in the amount of $275 million and a dividend paid to shareholders in the amount of $185.3 million.
The existing Subordinated Notes were repurchased at a premium of $3.4 million.
Debt issuance costs related to the recapitalization were $9.4 million.


PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

Reference is made to BBC's and the Predecessor's Joint Annual Report on Form
10-K for the fiscal year ended November 2, 1996 for a description of certain legal proceedings to which BBC or the Predecessor is a party.


Item 6.        Exhibits and Reports on Form 8-K.

(a)    Exhibits.

       27         Financial data schedule
       99         Discretionary Option Agreement

(b)    Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrants during the quarter ended February 1, 1997.


                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE BIRD CORPORATION                             BLUE BIRD BODY COMPANY



By /s/ Paul E. Glaske                            By /s/  Paul E. Glaske
---------------------                            ----------------------
       Paul E. Glaske                                    Paul E. Glaske
  Chairman of the Board and                     Chairman of the Board and
    President and Director                        President and Director
    (Principal Executive                          (Principal Executive
           Officer)                                     Officer)

Date:   March 17, 1997                           Date:   March 17, 1997



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

Date:   March 17, 1997                            Date:   March 17, 1997


                                 Exhibit Index
                                 -------------

        Exhibit
          No.                    Description
        -------                  -----------
          27                     Financial data schedule

          99                     Discretionary Option Agreement

