Form 10-Q
period 1997-05-03
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1997-06-16
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended May 3, 1997

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

     As of June 1, 1997, 8,424,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                  For the Three-Month and Six-Month Periods
                             Ended May 3, 1997

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of May 3, 1997 and
             November 2, 1996 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and six-month
             periods ended May 3, 1997 and
             April 27, 1996 ....................................... 2


          Condensed Consolidated Statements of
             Cash Flows for the six-month
             periods ended May 3, 1996
             and April 27, 1996 ................................... 3

          Notes to Condensed Consolidated
             Financial Statements ................................. 4


Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ........................................... 6

Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk .................................... 8


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings ......................................  8

Item 6.   Exhibits and Reports on Form 8-K .......................  8

          Signatures ............................................. 10

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    MAY 3, 1997 AND NOVEMBER 2, 1996
                            ($ IN THOUSANDS)

                                         MAY 3,       NOVEMBER 2,
                                         1997            1996
                                       ---------      ----------
                                     ( UNAUDITED)

                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    1,498    $   46,253
 Trade receivables                         16,829        13,443
 Leases receivable                         38,384        32,215
 Inventories                              152,807        69,776
 Prepaid expenses                           3,747         2,137
 Other current assets                      17,075         3,167
                                         --------      --------
     Total current assets                 230,340       166,991

LEASES RECEIVABLE, NONCURRENT              43,437        41,862

PROPERTY, PLANT, AND EQUIPMENT             67,139        64,599
 Less accumulated depreciation            (28,556)      (25,710)
                                         --------      --------
  Property, plant, and equipment, net      38,583        38,889

GOODWILL AND DEBT ISSUE COSTS             162,458       162,849
 Less accumulated amortization            (19,992)      (26,131)
                                         --------      --------
   Goodwill & Debt Issue Costs, net       142,466       136,718
                                         --------      --------
OTHER ASSETS                                6,532         6,571
                                         --------      --------
    Total assets                       $  461,358    $  391,031
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $   44,000    $        0
 Current portions of long-term debt        14,125        16,000
 Accounts payable                          52,778        27,704
 Income taxes payable                          43         9,270
 Deferred income taxes                      8,627         9,080
 Other current liabilities                 32,963        24,519
                                         --------      --------
   Total current liabilities              152,536        86,573
LONG-TERM DEBT                            327,429       131,350

DEFERRED INCOME TAXES                       5,742         5,306

OTHER LIABILITIES                          20,675        20,309

REDEEMABLE COMMON STOCK, NET                9,405        29,305
                                         --------      --------
   Total liabilities                      515,787       272,843

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
   25,000,000 shares authorized;
   7,704,778 and 7,704,778
   outstanding respectively                    77            77
 Additional paid-in capital                77,023        77,023
 Retained (deficit) earnings             (128,676)       43,228
 Other stockholders' (deficit) equity      (2,853)       (2,140)
                                         --------      --------
    Total stockholder's equity            (54,429)      118,188
                                         --------      --------
    Total liabilities and
    stockholders' (deficit) equity     $  461,358    $  391,031
                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTH AND SIX MONTH PERIODS
                 ENDED MAY 3, 1997 AND APRIL 27, 1996
                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED        SIX MONTHS ENDED

                               MAY 3,    APRIL 27,       MAY 3,     APRIL 27,
                               1997        1996          1997         1996
                             ---------  ----------    ---------   ---------
                             (UNAUDITED) (UNAUDITED)  (UNAUDITED) (UNAUDITED)

Net sales                    $   94,808  $  106,501   $  178,915  $  199,327

Cost of goods sold               76,700      88,101      146,260     165,286

                               --------    --------     --------    --------

 Gross profit                    18,108      18,400       32,655      34,041

Selling, general and
  administrative expense         11,558      10,774       22,348      20,889

Amortization of goodwill
  and other intangibles             960         940        1,920       1,880

Nonrecurring items                    0           0       16,506           0
                               --------    --------     --------    --------
Operating (loss) income           5,590       6,686       (8,119)     11,272

Interest income                   1,408       1,706        2,942       3,508

Interest and debt issue
  expense                        (8,595)     (4,229)     (16,149)     (8,371)

Other income (expense)              568         237          805         433
                               --------    --------     --------    --------
(Loss) income before
 income taxes                    (1,029)      4,400      (20,521)      6,842



(Benefit) provision
 for income taxes                  (256)      1,811      (13,248)      2,786
                               --------    --------     --------    --------
Net (loss) income before
 extraordinary items               (773)      2,589       (7,273)      4,056
Extraordinary item - loss on
 early extinguishment of debt         0           0       (2,986)     (1,416)
                               --------    --------     --------    --------
Net (loss) income            $     (773) $    2,589   $  (10,259) $    2,640
                               ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX-MONTH PERIODS ENDED MAY 3, 1997 AND APRIL 27, 1996
                           ($ IN THOUSANDS)

                                                      SIX MONTHS ENDED

                                                    MAY 3,       APRIL 27,
                                                    1997          1996
                                                  ---------     ---------
                                                 (UNAUDITED)   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $(10,259)      $  2,640
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt     4,755          2,254
   Depreciation and amortization                    5,668          5,790
   Increase (decrease) in cash surrender value
      of life insurance                               (10)            52
   Deferred income taxes                              (17)          (945)
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables        (3,386)         3,591
   (Increase) decrease in inventories             (83,031)       (43,553)
   (Increase) decrease in prepaid expenses         (1,610)        (1,032)
    Increase (decrease) in accounts payable        25,074          6,384
    Increase (decrease) in income taxes payable    (9,227)        (5,292)
    Other                                          (4,721)         4,656
                                                  -------        -------
     Total adjustments                            (66,505)       (28,095)
                                                  -------        -------
   Net cash used in operating activities          (76,764)       (25,455)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions     (3,126)        (1,663)
   Increase in leases receivable                   (7,744)        (9,219)
                                                  -------        -------
   Net cash used in investing activities          (10,870)       (10,882)

                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers      49,500         49,646
   Borrowing on long-term debt                    274,699              0
   Repayment of long-term debt                    (86,000)       (30,000)
   Dividends paid                                (185,345)             0
   Debt prepayment premium                         (3,369)        (1,625)
   Debt issuance costs                             (9,693)             0
   Proceeds from management notes                   3,800              0
   Other                                                0           (192)
                                                  -------        -------
   Net cash (used in) provided by
     financing activities                          43,592         17,829
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (713)           105
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (44,755)       (18,403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   46,253         21,452
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   1,498      $   3,049
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $  10,438      $   4,821
                                                  =======        =======
    Cash income taxes paid                      $   9,850      $   3,978

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

2.   INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $2,700,000 higher at May 3, 1997 and approximately $2,100,000 higher at November 2, 1996.

The components of inventory consist of the following at May 3, 1997 and November 2, 1996 (dollars in thousands):

                                      1997          1996
                                    --------      --------
Raw materials                       $ 30,504      $ 18,848
Work in process                       52,451        22,916
Finished goods                        69,852        28,012
                                    --------      --------
                                    $152,807      $ 69,776
                                    ========      ========


3.   CONTINGENCIES

PENDING LITIGATION AND INSURANCE PROGRAM

As of May 3, 1997, a number of product liability cases were pending against a
subsidiary of BBC.   Neither the outcome of certain cases nor the amounts of
any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.


4.   RECAPITALIZATION

During November 1996, Blue Bird was recapitalized, resulting in the repayment of the existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.

The Company quarterly records an adjustment to the redeemable common stock based on an estimated Company valuation net of outstanding debt in accordance with the formula in the stockholders' agreement. The $19.9 million decrease in the redeemable common stock since the beginning of the fiscal year is primarily the result of the increased debt arising from the recapitalization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 3, 1997 COMPARED TO THREE MONTHS ENDED APRIL 27, 1996

Net sales for the quarter ended May 3, 1997, were $94.8 million, a decrease of
$11.7 million or 11.0% compared to the corresponding period in 1996.   This
decrease was due to fewer deliveries during the current reporting period as compared to the 1996 period. As of the end of the second quarter, 1997, the backlog of units for delivery in fiscal 1997 was approximately 800 units higher than the backlog at the end of the second quarter, 1996.

Gross profit decreased to $18.1 million in the second quarter of 1997 from $18.4 million in the second quarter of 1996, a decrease of $.3 million or 1.6% due to lower sales volume partially offset by higher gross margins. The gross margin increased to 19.1% compared to 17.3% in the 1996 period due primarily to lower delivery of buses with GM chassis which have lower gross margins.

Selling, general and administrative expenses increased to $11.6 million from $10.8 million in the 1996 period, an increase of $.8 million or 7.3%. This increase was related to increased engineering and marketing costs associated with new product development and introduction.

Interest and debt issue expense increased to $8.6 million in the current period from $4.2 million in the prior year period due to the increase in the aggregate principal amount of debt outstanding and the higher interest rate payable thereon as a result of the recapitalization.

The benefit for income taxes was $.3 million in the current period compared to a provision of $1.8 million in the 1996 period. The 1997 period reflected a loss.


     SIX MONTHS ENDED MAY 3, 1997 COMPARED TO SIX MONTHS ENDED APRIL 27, 1996

Net sales for the six months ended May 3, 1997, were $178.9 million, a decrease of $20.4 million or 10.2% compared to the corresponding period in 1996. This decrease was due to fewer deliveries during the current reporting period as compared to the 1996 period. As of the end of the second quarter, 1997, the backlog of units for delivery in fiscal 1997 was approximately 800 units higher than the backlog at the end of the second quarter, 1996.

Gross profit decreased to $32.6 million in the current period as compared to $34.0 million in the 1996 period. This was a decrease of $1.4 million or 4.1% due to lower sales volume partially offset by higher gross margins. The gross margin increased to 18.3% compared to 17.1% in the 1996 period due primarily to lower delivery of buses with GM chassis which have lower gross margins.

Selling, general and administrative expenses increased to $22.4 million from $20.9 million in the 1996 period, an increase of $1.5 million or 7.0%. This increase was related to increased engineering and marketing costs associated with new product development and introduction. Nonrecurring General and Administrative charges of $16.5 million were taken in the current year due to the recapitalization described in note 4 to the condensed consolidated
financial statements and below.   See "Financial Condition - Liquidity and
Capital Resources."

Interest and debt issue expense increased to $16.1 million in the current period from $8.4 million in the prior year period due to the increase in the aggregate principal amount of debt outstanding and the higher interest rate payable thereon as a result of the recapitalization.

The benefit for income taxes was $13.2 million in the current period compared to a provision of $2.8 million in the 1996 period. The 1997 period reflected a loss. The higher effective tax rate for 1997 was a result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the distribution paid to shareholders in the recapitalization being deductible for tax purposes.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six month period was $76.8 million. A sizeable portion of this amount resulted from the Company's net loss which was mostly attributable to expenses associated with the recapitalization, in particular, the $16.5 million payment to the option holders and the $3.4 million premium payment to redeem the Subordinated Notes. Other items attributing to the cash use were the seasonal increase in inventory and the payment of income taxes, partially offset by an increase in accounts payable, the extraordinary loss on the extinguishment of debt, depreciation and amortization.

During November 1996, Blue Bird was recapitalized, resulting in the repayment of the existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.

FORWARD-LOOKING STATEMENTS

Any statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the degree to which the Company is leveraged and the Company's significant debt service obligations, the restrictive covenants contained in and the asset encumbrances resulting from certain of the Company?s credit agreements, product liability claims for personal injuries and other matters, the availability of insurance coverage with respect to such claims and matters, governmental regulation of the Company?s business, the limited number of chassis suppliers, the control of the Company by Merrill Lynch Capital Partners, Inc. and the consequences arising under the Company?s credit agreements in the event of a change of control.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to BBC's and the Predecessor's Joint Annual Report on Form 10-K for the fiscal year ended November 2, 1996 for a description of certain legal proceedings to which BBC or the Predecessor is a party.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     27.1 Financial Data Schedule.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrants during the quarter ended May 3, 1997.

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

Date:   June 16, 1997              Date:   June 16, 1997



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

Date:   June 16, 1997              Date:   June 16, 1997

                               Exhibit Index
                               -------------

        Exhibit
          No.                Description
        -------              -----------
          27                 Financial data schedule