Form 10-Q
period 1997-08-02
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1997-09-16
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended August 2, 1997

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

     As of September 1, 1997, 8,444,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                  For the Three-Month and Nine-Month Periods
                             Ended August 2, 1997

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of August 2, 1997 and
             November 2, 1996 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and nine-month
             periods ended August 2, 1997 and
             July 27, 1996 ........................................ 2


          Condensed Consolidated Statements of
             Cash Flows for the nine-month
             periods ended August 2, 1997
             and July 27, 1996 .................................... 3

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

          Signatures ............................................. 10

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    AUGUST 2, 1997 AND NOVEMBER 2, 1996
                            ($ IN THOUSANDS)

                                       AUGUST 2,       NOVEMBER 2,
                                         1997            1996
                                       ---------      ----------
                                      (UNAUDITED)
                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    3,614    $   46,253
 Trade receivables                         33,167        13,443
 Leases receivable                         40,652        32,215
 Inventories                              151,285        69,776
 Prepaid expenses                           2,917         2,137
 Other current assets                      13,855         3,167
                                         --------      --------
     Total current assets                 245,490       166,991

LEASES RECEIVABLE, NONCURRENT              46,666        41,862

PROPERTY, PLANT, AND EQUIPMENT             68,177        64,599
 Less accumulated depreciation            (29,551)      (25,710)
                                         --------      --------
  Property, plant, and equipment, net      38,626        38,889

GOODWILL AND DEBT ISSUE COSTS             162,460       162,849
 Less accumulated amortization            (21,238)      (26,131)
                                         --------      --------
   Goodwill & debt issue costs, net       141,222       136,718
                                         --------      --------
OTHER ASSETS                                6,624         6,571
                                         --------      --------
    Total assets                       $  478,628    $  391,031
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $   41,900    $        0
 Current portions of long-term debt        13,938        16,000
 Accounts payable                          52,754        27,704
 Income taxes payable                          56         9,270
 Deferred income taxes                      7,885         9,080
 Other current liabilities                 43,094        24,519
                                         --------      --------
   Total current liabilities              159,627        86,573

LONG-TERM DEBT                            329,047       131,350

DEFERRED INCOME TAXES                       5,296         5,306

OTHER LIABILITIES                          20,839        20,309

REDEEMABLE COMMON STOCK, NET               14,586        29,305
                                         --------      --------
   Total liabilities                      529,395       272,843
                                         --------      --------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
   25,000,000 shares authorized;
   7,704,778 and 7,704,778
   outstanding respectively                    77            77
 Additional paid-in capital                77,023        77,023
 Retained (deficit) earnings             (125,312)       43,228
 Other stockholders' (deficit) equity      (2,555)       (2,140)
                                         --------      --------
    Total stockholders' equity            (50,767)      118,188
                                         --------      --------
    Total liabilities and
    stockholders' (deficit) equity     $  478,628    $  391,031
                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTH AND NINE MONTH PERIODS
                 ENDED AUGUST 2, 1997 AND JULY 27, 1996
                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                             AUGUST 2,   JULY 27,     AUGUST 2     JULY 27,
                               1997        1996         1997        1996
                            ---------  ----------    ---------   ---------
                          (UNAUDITED) (UNAUDITED)  (UNAUDITED) (UNAUDITED)


Net sales                    $  193,672  $  146,788   $  372,587  $  346,115

Cost of goods sold              160,162     122,141      306,422     287,427
                               --------    --------     --------    --------

Gross profit                     33,510      24,647       66,165      58,688

Selling, general and
  administrative expense         11,703      10,612       34,051      31,501

Amortization of goodwill
  and other intangibles             960         940        2,880       2,820

Nonrecurring items                    0           0       16,506           0
                               --------    --------     --------    --------
Operating income                 20,847      13,095       12,728      24,367

Interest income                   1,440       1,845        4,382       5,353

Interest and debt issue
  expense                        (9,371)     (4,425)     (25,520)    (12,796)

Other income (expense)              369         110        1,174         543
                               --------    --------     --------    --------
Income (loss) before
 income taxes                    13,285      10,625       (7,236)     17,467

(Benefit) provision
 for income taxes                 4,920       4,049       (8,328)      6,835
                               --------    --------     --------    --------

Net income before
 extraordinary items              8,365       6,576        1,092      10,632

Extraordinary item - loss on
 early extinguishment of debt         0           0       (2,986)     (1,416)
                               --------    --------     --------    --------
Net income (loss)             $   8,365   $   6,576    $  (1,894)  $   9,216
                               ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE-MONTH PERIODS ENDED AUGUST 2, 1997 AND JULY 27, 1996
                           ($ IN THOUSANDS)

                                                     NINE MONTHS ENDED
                                                  AUGUST 2,     JULY 27,
                                                  1997          1996
                                                  ---------     ---------
                                                 (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $ (1,894)      $  9,216
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt     4,755          2,254
   Depreciation and amortization                    8,488          8,694
   Increase (decrease) in cash surrender value
      of life insurance                              (109)           (47)
   Deferred income taxes                           (1,205)        (1,441)
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables       (19,724)        (1,201)
   (Increase) decrease in inventories             (81,509)       (73,410)
   (Increase) decrease in prepaid expenses           (780)          (559)
   Increase (decrease) in accounts payable         25,050         32,857
   Increase (decrease) in income taxes payable     (9,214)        (5,162)
   Other                                            8,823         10,220
                                                  -------        -------
     Total adjustments                            (65,425)       (27,795)
                                                  -------        -------
   Net cash used in operating activities          (67,319)       (18,579)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions     (4,759)        (2,587)
   Increase in leases receivable                  (13,241)        (9,557)
                                                  -------        -------
   Net cash used in investing activities          (18,000)       (12,144)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers      52,200         49,539
   Borrowing on long-term debt                    274,699              0
   Repayment of long-term debt                    (89,375)       (33,000)
   Dividends paid                                (185,345)             0
   Debt prepayment premium                         (3,369)        (1,625)
   Debt issuance costs                             (9,695)             0
   Proceeds from management notes                   3,800              0
   Other                                              180           (192)
                                                  -------        -------
   Net cash provided by
     financing activities                          43,095         14,722
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (415)          (191)
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (42,639)       (16,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   46,253         21,452
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   3,614      $   5,260
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $  22,232      $  10,790
                                                  =======        =======
    Cash income taxes paid                      $  10,044      $   8,351
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

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3,000,000 higher at August 2, 1997 and approximately $2,100,000 higher at November 2, 1996.

     The components of inventory consist of the following at August 2, 1997 and November 2, 1996 (dollars in thousands):

                             1997              1996
                            ------            ------

     Raw materials         $ 29,827          $18,848
     Work in process         46,563           22,916
     Finished goods          74,895           28,012
                            -------           ------
                           $151,285          $69,776
                           ========          =======

3.   CONTINGENCIES

     PENDING LITIGATION AND INSURANCE PROGRAM

     As of August 2, 1997, a number of product liability cases were pending against a subsidiary of BBC. Neither the outcome of certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.


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

     The Company quarterly records an adjustment to the redeemable common stock based on an estimated Company valuation net of outstanding debt in accordance with the formula in the stockholders' agreement. The $14.7 million decrease in the redeemable common stock since the beginning of the fiscal year is primarily the result of the increased debt arising from the recapitalization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Three Months Ended August 2, 1997 Compared to Three Months Ended July 27,
  1996

Net sales for the quarter ended August 2, 1997, were $193.7 million compared to $146.8 million for the corresponding period in 1996. The increase was due to delivering more units in the current year period. Distributors scheduled more units for third quarter delivery this year as compared to the third quarter of 1996. Type C chassis manufacturers were able to deliver chassis to our assembly facilities earlier this year than in 1996 which also permitted earlier delivery of units.

Gross profit increased to $33.5 million in the third quarter of 1997 from $24.6 million in the third quarter of 1996, an increase of $8.9 million or 36.0% due to higher sales volume and higher gross margins. The gross margin increased to 17.3% compared to 16.8% in the 1996 period due to the mix of product delivered in the 1997 quarter containing more of the higher margin Type C units.

Selling, general and administrative expenses increased to $11.7 million from $10.6 million in the 1996 period, an increase of $1.1 million. This increase was related to increased engineering and marketing costs associated with new product development and introduction as well as a negotiated settlement in a product liability case.

Interest and debt issue expense increased to $9.4 million in the current period from $4.4 million in the prior year period due to the increase in the aggregate principal amount of debt outstanding and the higher interest rate payable thereon as a result of the recapitalization.

The provision for income taxes was $4.9 million in the current period compared to a provision of $4.0 million in the 1996 period. The increase was due to increased taxable income.


  Nine Months Ended August 2, 1997 Compared to Nine Months Ended July 27, 1996

Net sales for the nine months ended August 2, 1997, were $372.6 million, an increase of $26.5 million or 7.6% compared to the corresponding period in 1996. This increase was due to more deliveries during the current reporting period as compared to the 1996 period. Distributors scheduled more units for third quarter delivery this year as compared to third quarter 1996. Based on current scheduled deliveries, fourth quarter unit deliveries should be below fourth quarter of 1996 because of the high delivery volume in the third quarter of 1997. The total number of units delivered in 1997 is expected to be comparable to the total units delivered in 1996.

Gross profit increased to $66.2 million in the current period compared to $58.7 million in the 1996 period. This was an increase of $7.5 million or 12.7% due to higher sales volume and higher gross margins. The gross margin increased to 17.8% compared to 17.0% in the 1996 period due primarily to the mix of product delivered in 1997 containing more of the higher margin Type C units.

Selling, general and administrative expenses increased to $34.1 million from $31.5 million in the 1996 period, an increase of $2.6 million or 8.1%. This increase was related to increased engineering and marketing costs associated with new product development and introduction as well as a negotiated settlement in a product liability case. Nonrecurring General and Administrative charges of $16.5 million were taken in the current year due to the recapitalization described in note 4 to the condensed consolidated financial statements and below. See "Financial Condition - Liquidity and Capital Resources."

Interest and debt issue expense increased to $25.5 million in the current period from $12.8 million in the prior year period due to the increase in the aggregate principal amount of debt outstanding and the higher interest rate payable thereon as a result of the recapitalization.

The benefit for income taxes was $8.3 million in the current period compared to a provision of $6.8 million in the 1996 period. The 1997 period reflected a loss. The higher effective tax rate for 1997 was a result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the distribution paid to shareholders in the recapitalization being deductible for tax purposes.

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

  LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine month period was $67.3 million. A portion of this amount resulted from the Company's expenses associated with the recapitalization, in particular, the $16.5 million payment to the option holders and the $3.4 million premium payment to redeem the Subordinated Notes. Other items attributing to the cash use were the seasonal increase in inventory and accounts receivable and the payment of income taxes, partially offset by an increase in accounts payable, the extraordinary loss on the extinguishment of debt, depreciation and amortization.

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

FORWARD-LOOKING STATEMENTS

Any statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the degree to which the Company is leveraged and the Company's significant debt service obligations, the restrictive covenants contained in and the asset encumbrances resulting from certain of the Company's credit agreements, product liability claims for personal injuries and other matters, the availability of insurance coverage with respect to such claims and matters, governmental regulation of the Company's business, the limited number of chassis suppliers, the control of the Company by Merrill Lynch Capital Partners, Inc. and the consequences arising under the Company's credit agreements in the event of a change of control.

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

Item 6.   Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

          27.1 Financial Data Schedule.

  (b)     Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Registrants during the quarter ended August 2, 1997.

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

Date: September 15, 1997            Date: September 15, 1997


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

Date: September 15, 1997            Date: September 15, 1997