Form 10-K405
period 1997-11-01
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1998-01-30
CIK 889469, 889468

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended November 1, 1997

Commission File Number 33-49544-01                  Commission File Number 33-49544
    Blue Bird Corporation                               Blue Bird Body Company
------------------------------------------     ----------------------------------------------
 (Exact name of registrant as                         (Exact name of registrant as
  specified in its charter)                             specified in its charter)


               Delaware                                        Georgia
------------------------------------------     ----------------------------------------------
    (State or other jurisdiction of                  (State or other jurisdiction of
     incorporation or organization)                    incorporation or organization)


               13-3638126                                     58-0813156
------------------------------------------     ----------------------------------------------
   (I.R.S. Employer Identification No.)           (I.R.S. Employer Identification No.)

        3920 Arkwright Road                                  3920 Arkwright Road
        Macon, Georgia 31210                                 Macon, Georgia 31210
------------------------------------------     ----------------------------------------------
  (Address of principal executive offices       (Address of principal executive offices
          including ZIP code)                            including ZIP code)

             (912) 757-7100                                  (912) 757-7100
------------------------------------------     ----------------------------------------------
       (Registrant's telephone                          (Registrant's telephone
      number, including area code)                   number, including area code)



    Securities registered pursuant to Section 12(b) of the Act:

        None                                            None
   ---------------                                  ---------------
   (Title of class)                                  (Title of class)


    Securities registered pursuant to Section 12(g) of the Act:


        None                                            None
   ---------------                                  ---------------
   (Title of class)                                  (Title of class)


    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes X    No__

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

    As of January 1, 1998, 8,434,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

    Blue Bird Body Company is a wholly-owned subsidiary of Blue Bird Corporation. Blue Bird Body Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing certain portions of this Form 10-K applicable to it with the reduced disclosure format.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Blue Bird Body Company ("Blue Bird" or the "Company"), a wholly-owned subsidiary of Blue Bird Corporation ("BBC"), is the leading manufacturer of school buses in North America. Approximately 78% of the Company's net sales in fiscal 1997 were derived from sales of school bus products. The Company also manufactures the Q-Bus and Commercial Shuttle ("CS"), which target purchasers of medium-sized buses for commercial uses, and two luxury recreational vehicle ("RV") models, the Wanderlodge and the Blue Bird Motor Coach ("BMC"). Commercial and recreational vehicles accounted for approximately 17% and 5%, respectively, of the Company's fiscal 1997 net sales. The Company manufactures both quality steel bus bodies for mounting on chassis manufactured by third parties and complete bus units (body and chassis). Chassis generally consist of frames with engines, transmissions, drive trains, axles, wheels, power steering, brakes and fuel cells. The Company markets its products primarily through a network of approximately 60 independent distributors, which resell the products to customers, including municipalities, states, transportation contracting companies, churches and other independent organizations. Through its special purpose lease financing subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), the Company provides lease financing alternatives, principally to tax-exempt customers of its school bus products. Management believes that providing a variety of alternative leasing packages to its customers creates a significant competitive advantage for the Company. For the year ended November 1, 1997, the Company had $576.1 million in net sales and $54.5 million in earnings before interest, taxes, depreciation and amortization.

    Purchasers of school buses are categorized into two ownership groups: (i) public (consisting of states and school districts); and (ii) private (consisting of independent transportation contracting companies and other private entities). In the United States, approximately 75% of the estimated 444,000 school buses currently in operation are publicly owned, with the remainder being privately owned. Management estimates that deliveries of school buses in North America in fiscal 1997 totaled approximately 33,400 units. This estimate is based in part on information in industry trade publications as well as information gathered by the Company's distributors based on reviews of public school bus bid documentation. In addition, management estimates that in fiscal 1997, 3,500 units was the total market demand for the types of school bus and commercial bus products that the Company manufactures and sells to countries outside of North America. In fiscal 1997, the Company sold approximately 13,800 school bus units and estimates that it had approximately 41% market share.

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


INDUSTRY OVERVIEW


    SCHOOL BUSES. The two principal components of a school bus are the body and chassis. Bodies and chassis are sold either as integrated units, provided by a single supplier, or separately, in which case end-users purchase bodies and chassis from different suppliers and have the two components assembled by the bus body manufacturer. Approximately 48% of the Company's school bus sales in 1997, on a unit basis, were of integrated units. The ability to provide integrated units enables manufacturers to submit bids on completed school bus units to school bus end-users. The Company believes that integrated sales permit school bus body manufacturers to offer end-users a lower cost complete school bus while increasing their share of the profits realized on any sale of a unit. Many end-users, particularly those that participate in a state bid process for school bus purchases, however, may prefer to purchase the body and chassis separately.

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

    Florida, Kentucky, North Carolina, South Carolina and West Virginia award contracts for school buses based on a state bid process, with the state generally serving as the aggregate purchaser on behalf of all of its school Fdistricts. State officials compile the total number of buses their districts require and then solicit bids from bus body and chassis manufacturers. This process is much more competitive and price sensitive than the local bidding process, and manufacturers generally must be the low bidder to win the contract. Bus body and chassis manufacturers typically bid these purchases on a direct basis, rather than through distributors, and view these contracts as low margin, incremental volume. The Company estimates that approximately 11% of annual U.S. public school bus purchases are awarded through these bids.

    In the United States, approximately 75% of the estimated 444,000 school buses currently in operation are publicly owned, with the remainder privately owned. The Company estimates that approximately 50% of the privately owned school buses in operation in the U.S. are owned by the five largest national contractors. These contracting companies are fleet buyers and, therefore, pricing in this segment of the market is highly competitive. In addition to these large national transportation contractors, local contracting companies are also classified as private purchasers of school buses. As is the case with individual school districts, these smaller institutions typically purchase buses through distributors.

    Management estimates that deliveries of school buses in North America in fiscal 1997 totaled approximately 33,400 units. In addition, management estimates that the market demand for school bus and commercial products that the Company manufactures and sells to countries outside of North America totaled approximately 3,500 units in fiscal 1997.

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

    RECREATIONAL VEHICLES. The Company participates in the luxury niche of the recreational motor home vehicle market. This segment of the market is small, relatively stable, and consists of a limited number of competitors. Although this segment of the market is profitable for the Company, it is not expected to grow significantly. Management estimates that in a given year, the market demand is approximately 400 luxury motor home products similar to those manufactured by the Company sold in the United States and believes that in order for the Company to increase sales, it will need to increase its market share relative to its competitors.

PRODUCT LIABILITY CLAIMS AND INSURANCE COVERAGE

    The Company is subject to various product liability claims for personal injuries and other matters allegedly relating to the use of products manufactured or sold by it. The Company is also subject to recalls of its bus products from customers to cure manufacturing defects or in the event of a failure to comply with applicable regulatory standards. During 1997, the National Highway Traffic Safety Administration (the "NHTSA") tested a Blue Bird Type D (as herein defined) model which failed crash tests when fuel tanks were punctured upon impact. The Company is evaluating with the NHTSA the scope of a proposed product recall as a result of the NHTSA's noncompliance determination. If a product recall is issued, management estimates that the cost of repairs required to be paid by the Company to bring the vehicle into compliance will not be material. Manufacturing defects or the failure to comply with applicable regulatory standards can serve as the basis for a variety of claims from customers of the Company and bus passengers who use the Company's products.

    Management considers product liability litigation to be in the ordinary course of its business. The ultimate outcome of the claims, or potential future claims, against it cannot presently be determined and the amount of the Company's product liability insurance coverage with respect to such claims varies from year to year. While the Company believes that any losses and expenses (including defense costs) resulting from such claims will not be material to the Company's financial position or results of operations, there can be no assurance that this will be true or that the amount of losses and expenses relating to any claim or claims will not have a material adverse effect on the Company. While the Company expects to continue to be able to obtain adequate insurance coverage at acceptable rates, there can be no certainty that such coverage will ultimately be available to the Company at acceptable rates or at all, that future rate increases might not make such insurance uneconomical for the Company to maintain, that current levels of deductibles will continue to be available, or that the Company's insurers will be financially viable if and when payment of a claim is required. The inability of the Company to obtain adequate insurance coverage at acceptable rates is likely to have a material adverse effect on the Company. In addition, the running of statutes of limitations for personal injuries to minor children typically is suspended during the children's legal minority. Therefore, it is possible that accidents causing injuries to minor children on school buses may not give rise to lawsuits until a number of years later. See "--Legal Proceedings."

    For a discussion of other contingent liabilities, including potential environmental liabilities, see "-- Environmental Matters" and note 11 to the Notes to Audited Consolidated Financial Statements included elsewhere in this Report.

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

LIMITED NUMBER OF CHASSIS SUPPLIERS

    In general, buses consist of a body mounted on a chassis, which includes the bus engine. A substantial portion of the units sold by the Company are Type C (as defined herein) buses for which the Company does not manufacture a chassis. The Company offers an "integrated" Type C bus by purchasing a chassis pursuant to the GM Chassis Agreement (as defined herein) and assembling it with the Company's Type C bus body. In addition, the Company sells Type C bus bodies for assembly on non-GM chassis. Because of the importance of the Type C bus to the Company, obtaining an adequate supply of chassis could thus become critical to the Company's ability to compete in the school bus market.

    There are only three major chassis manufacturers in the United States:
General Motors Corporation ("GM"), Freightliner Custom Chassis Corp. ("Freightliner") and Navistar International Corporation ("Navistar"). Navistar, which accounts for approximately 60% of the chassis market, owns AmTran of Illinois, Inc. ("AmTran"), a bus manufacturer that is one of the Company's major competitors. Since its acquisition of AmTran, Navistar has continued to make its chassis available to AmTran's competitors as well as to school districts and other purchasers who wish to combine Navistar chassis with other bus bodies, such as those made by the Company. There can be no assurance that Navistar will continue to make its chassis available to purchasers other than AmTran.

    On May 6, 1991, the Company entered into a chassis supply agreement (the "GM Chassis Agreement") with GM to secure a steady supply of chassis. This agreement may be terminated by GM or by the Company upon two years' notice to the other party. There can be no assurance that GM will not terminate the GM Chassis Agreement. If the GM Chassis Agreement were to be terminated or if, for any reason, GM were to (i) cease manufacturing chassis or (ii) cease selling them to the Company and/or school districts and other customers who combine GM chassis with Blue Bird bodies, there also can be no assurances that (i) Blue Bird would be able to purchase sufficient quantities of chassis from Navistar and the remaining suppliers to fill orders or (ii) school districts or other customers would continue to order bodies from Blue Bird if such customers cannot be assured of being able to obtain chassis. If the Company were required to manufacture more chassis for its own use, it would likely materially effect its future results of operations and, potentially, its profitability.

PRODUCTS

    SCHOOL BUS PRODUCTS

    GENERAL. Blue Bird produces a full range of school bus models and it is the largest manufacturer of both conventional and transit school bus bodies in the industry. In addition, Blue Bird sells complete Type D buses by integrating its Type D bodies with chassis manufactured by the Company.

    In 1997 Blue Bird derived approximately 17% of its net sales from the sale of its various school bus body models and 56% of its net sales from the sale of its integrated school buses. For classification purposes, the school bus industry has categorized these different models into the following four general product designations:

    Type A. A "Type A" school bus is a conversion of a van or a body constructed on a van-type compact truck chassis, with a gross vehicle weight ("GVW") rating of 10,000 pounds or less, designed to carry up to 21 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers one model in this category, the Micro-Bird, which can be ordered in several configurations. The Company does not manufacture chassis for the Micro-Bird. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type A vehicle bus bodies typically range from approximately $10,500 to $16,000.

    Type B. A "Type B" school bus is a body constructed and installed on a van-type or stripped chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 38 passengers. Part of the engine is located beneath and/or behind the windshield and next to the driver's seat and the entrance door on a Type B bus is located behind the front wheels. The Company offers one model in this category, the Mini-Bird, which can be ordered in several configurations. The Company does not manufacture a Type B chassis. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type B vehicle bus bodies typically range from approximately $13,000 to $22,000.

    Type C. "Type C" school buses are the Company's largest-selling product, accounting for more than half of the vehicles sold by Blue Bird in 1997. The Type C bus, which is a "traditional" full-size school bus, is a body installed on a flat back "cowl" chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 77 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers two models in this category, the Conventional and an integrated unit sold with a GM chassis, each of which can be ordered in several configurations. Wholesale selling prices for Type C vehicle bus bodies typically range from approximately $12,500 to $25,000, while prices for integrated products range from approximately $42,000 to $55,000.

    Type D. "Type D" school buses accounted for approximately 20% of the vehicles sold by the Company in 1997. A Type D school bus is a transit-type (flat front) body installed on a chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 90 passengers. Type D buses are sold only on an integrated basis with a chassis manufactured by the Company. The engine is located behind the windshield and may be mounted next to the driver's seat, at the rear of the bus, or midship between the front and rear axles. The entrance door on a Type D bus is located ahead of the front wheels. The Company's models in this category include the TC/2000 and the All American, each of which can be ordered in several configurations. Wholesale selling prices for Type D vehicle buses (including chassis) typically range from approximately $45,000 to $95,000.

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

    MODIFIED SCHOOL BUS PRODUCTS. The Company has taken advantage of its high volume purchases for school bus components, and its rapid assembly-line efficiencies, to produce and market an adaptation of the Type C and Type D school bus in commercial form. The bus, known as the "Activity Bus," offers basic "no-frills" transportation for commuter, shuttle, churches, colleges, and universities. The product offers basic paint schemes, diesel and natural gas engine options, and very functional interiors for passenger comfort. Wholesale selling prices for the Activity Bus typically range from approximately $12,000 for non-integrated products to $85,000 for integrated products.

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

    WANDERLODGE. The Wanderlodge is a premium motor home manufactured by the Company. The Wanderlodge is available in two models, 41 and 43 feet in length, with a capacity of up to six passengers and sleeping accommodations for four. Key features of the unit include (i) the ultra-premium design of the product, (ii) steel body construction and a body-on-chassis design, (iii) a wide selection of optional equipment available to the purchaser, and (iv) the extensive product support capability provided by Blue Bird's two RV distributors. During fiscal year 1997, 69% of recreational vehicles delivered by the Company were Wanderlodge units. Suggested retail prices for the Wanderlodge range from approximately $550,000 to $650,000.

    BLUE BIRD MOTOR COACH. The BMC is offered as a 37- or 40-foot long motorcoach designed to meet product demand for the expanding middle-to-high-end segment of the luxury recreational vehicle market. Like the Wanderlodge, it features steel body construction and a body-on-chassis design. During fiscal year 1997, 31% of RVs delivered by the Company were BMC units. The BMC has a suggested retail price ranging from approximately $350,000 to $465,000.

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

MARKETING AND DISTRIBUTION

    The Company sells its bus products through distributors (89% of 1997 net sales) and directly to end-users (11% of 1997 net sales). During 1997, no customer accounted for as much as 10% of Blue Bird's net sales. Direct sales customers include states, transportation contracting companies, the GSA and all export buyers. All other sales are made through the Company's distributors. Direct sales typically involve bids for large contracts, which are highly competitive. Accordingly, direct sales margins are typically lower than distributor sales margins.

    Blue Bird has approximately 60 independent distributors in the U.S. and Canada, including RV distributors. One of the Company's 26 commercial bus distributors also distributes the

Company's school bus products. The Company's two RV distributors together have five locations. One of these distributors, Buddy Gregg Motor Homes, Inc., accounts for approximately 70% of the Company's RV unit volume.

    Many of Blue Bird's school bus distributors have close and longstanding relationships with transportation directors of states and school districts. The Company believes that its distributors are well situated to understand the needs and specifications of local school districts. In 1997, no single distributor accounted for more than 7% of the Company's sales of school bus products.

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

    Blue Bird's sales organization services all of its distributors and direct sales customers. Ten regional sales managers work exclusively with distributors in their respective regions and are responsible for coordinating sales and marketing campaigns, pricing policies, strategic market planning and related functions. These regional sales managers regularly visit distributors in order to disseminate product knowledge, supply marketing advice and serve as direct distributor support. The regional managers often accompany distributors' salespeople to meetings with prospective purchasers. The Company sponsors an annual international sales meeting to bring all of its distributors together, and regional sales meetings are also conducted annually to focus on regional strategic planning, advertising and other issues. Additionally, Blue Bird management meets with a Dealer Advisory Council on a regular basis to discuss strategic product and market issues, and to assist in the Company's long-term planning process.

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

LEASING

    The Company has provided lease financing to school bus customers since 1984, principally through its leasing division, Blue Bird Credit ("Blue Bird Credit"). On October 26, 1995, the Company formed a wholly-owned subsidiary, Blue Bird Capital, for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products. Blue Bird Capital has since become the Company's principal provider of leasing alternatives focusing on tax-exempt lessees. Generally, upon receipt of orders for municipal lease customers, the Company provides buses to be delivered by Blue Bird Capital to the appropriate distributor, who in turn delivers the buses to municipal customers pursuant to leases. Upon receipt of lease documents, Blue Bird Capital borrows approximately 90% of the lease amount pursuant to the LaSalle Credit Facility (herein defined) in order to pay the Company. Under the typical Blue Bird Capital lease with a tax exempt lessee, title is held by the lessee with a lien held by Blue Bird Capital. The average lease term is approximately three years and the lessee's down payment is typically 10% of the lease amount. The Company accounts for the lease as a sale and the related borrowings as long-term debt. Under the LaSalle Credit Facility, Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net
Worth, that cannot exceed 10 to 1. Blue Bird Capital pays the Company as promptly as possible and generally does not carry unsold inventory. Leases held by Blue Bird Capital are generally tax-exempt and accrue interest at rates ranging from 5.06% to 8.00%. The Company and Blue Bird Capital have entered into an Income Taxes Agreement whereby the Company reimburses Blue
Bird Capital for the tax benefit generated by the tax free leases.

MANUFACTURING PROCESS

    The production of Blue Bird's extensive line of bus models involves various assembly processes. The bus body assembly process begins with the assembly of floor panels on a carriage that will carry the body assembly along the production line. Roof bows, internal and external metal panels are riveted in place and front and rear sections are added prior to painting. Windows, seats, flooring and other finishing items are added prior to attaching the bus body to the chassis. Each Blue Bird chassis is manufactured for a specific body, and a copy of the production order travels through the production process with the chassis. All of the chassis built by Blue Bird are for use with a Type D bus body. Some of these transit-type buses require the engine to be mounted in the front of the chassis, and others specify mounting in the rear. All Blue Bird chassis are tested to check the gauges, speedometer, fluid systems and electrical connections for the bus body components.

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

INTERNATIONAL

    Other than maintaining a manufacturing facility in Canada, which accounted for sales of approximately 1,040 buses to Canadian customers in 1997 (approximately $32.7 million in net sales), and a facility in Monterrey, Mexico, the Company's operations are based in the United States. The Company exported approximately 530 bus products in 1997, primarily to developing countries. Since foreign purchases of Blue Bird buses are typically non-school-related, the Company is unable to rely on the perceived strengths and marketability of its traditional school bus products. However, the Company believes that there are opportunities to grow its export business, particularly in developing countries, as these countries begin to demand additional basic transportation products. In general, the Company plans to increase its focus on the export segment of its businesses by developing modified school bus and commercial products which meet the specifications of purchasers in the Middle East, Africa, Europe, Mexico and Central and South America.

    In Mexico, the easing of import restrictions on new trucks and buses in connection with the North American Free Trade Agreement may present a significant opportunity for Blue Bird to expand its export business in that region; however, Blue Bird's ability to expand its business in Mexico depends largely on the stability of Mexico's economy. The opening of this marketplace could generate opportunities in other Latin American countries as well as enhance the reputation of Blue Bird's products throughout the region. Blue Bird's Mexican plant currently is used primarily to produce vehicles which are imported into the United States, but could be used in the future to service Latin American markets.

    The Q-Bus and CS bus may also provide opportunities overseas, particularly in Western Europe where conventional North American school bus bodies and chassis are not marketable. In Eastern Europe, the Company's current product line may be salable as the region becomes accessible to exporters. In addition, the Company has developed a prototype right-hand drive chassis which will be used with the Q-Bus body as a product for selected Western European and African countries. Deliveries to these regions were minimal during 1997.

NEW PRODUCT DEVELOPMENT

    Blue Bird's research and development program studies bus sales trends to identify potential growth opportunities for the business and designs products to exploit these growth opportunities. This process includes evaluating potential new materials and components for use in existing products as well as developing new product designs, especially for the Company's commercial and RV product lines. Developmental projects are currently underway for expanded product offerings in the commercial market. Blue Bird's manufacturing processes incorporate sufficient production flexibility to enable Blue Bird to produce new designs with minimum lead time. Research and development costs for 1997 were $.7 million.

COMPETITION

    SCHOOL BUS MARKET. Four major school bus manufacturers, Blue Bird, Thomas Built Buses, Inc. ("Thomas"), and CBW, Inc., which are privately owned companies, and AmTran, which was acquired by Navistar in the fourth quarter of 1995, account for substantially all dollar sales of school buses. All of these companies manufacture bus bodies which are mounted on a chassis supplied by GM, Freightliner and Navistar, although GM has agreed to supply chassis for Type C bus bodies exclusively to Blue Bird pursuant to the GM Chassis Agreement. See "--Raw Materials and Components." The Company and Thomas, which together accounted for approximately two-thirds of aggregate domestic school bus sales in 1997, manufacture chassis as well as bodies for certain of their bus models. Competition in the industry is intense, as all four manufacturers typically compete for each significant contract that comes up for bid.

    The three major school bus chassis manufacturers are GM, Freightliner and Navistar. Of these, Navistar is the leading manufacturer, accounting for approximately 60% of sales in 1997. The Company does not believe the Navistar's recent acquisition of AmTran will have a material impact on the Company's business. In the conventional chassis market, Navistar currently continues to make its chassis available to all bus body manufacturers. See "--Limited Number of Chassis Suppliers."

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

RAW MATERIALS AND COMPONENTS

    The largest production-related expense incurred by the Company is the cost of purchased materials. In fiscal year 1997, material purchases represented approximately 71% of total production costs. The Company purchases raw materials and components from over 2,500 suppliers. Other than GM, the Company's principal chassis supplier, no one supplier accounts for more than 10% of the Company's aggregate expenditures on raw materials and/or components. Since Blue Bird does not manufacture engines and does not manufacture chassis for its Type A, Type B and Type C bus products, the cost of engines, purchased chassis and components for Company-manufactured chassis constitute the largest components of the Company's material expense.

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

    The three major school bus Type C chassis manufacturers are GM, Freightliner and Navistar. Navistar is the industry leader with a market share estimated by market researchers of in excess of 60% in 1997. In late 1990, management of Blue Bird was concerned about the possibility that Ford and GM might decide to discontinue supplying Type C chassis, resulting in a situation in which Navistar might become the sole supplier of these Type C chassis and thus be in a position to exert increased influence over school bus manufacturers. Type C school buses represent approximately

63% of the total units sold by the Company. In addition, a trend toward integrated bidding (body and chassis) among school bus purchasers caused Blue Bird to consider establishing a formal relationship with a Type C chassis supplier to enhance the Company's competitive position in the Type C bus segment of the market. Blue Bird and GM entered into the GM Chassis Agreement in May 1991. The agreement can be terminated by either party on two years' notice. As of the date of this Report neither party has given notice of termination. In general, management does not believe that termination of the GM Chassis Agreement would have a material adverse effect upon the Company's operations, because management believes that chassis would be available from other suppliers. However, there can be no assurance that, given the limited number of chassis suppliers, the Company will not be materially adversely affected in its manufacturing efforts. See "--Limited Number of Chassis Suppliers."

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

BACKLOG ORDERS

    As of November 1, 1997, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $314 million. It is expected that all such orders will be filled during fiscal year 1998.

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

EMPLOYEES

    As of January 1, 1998, the Company had approximately 2,636 employees, of whom approximately 2,170 were hourly workers. Blue Bird's U.S. and Canadian employees are not represented by any collective bargaining group. Blue Bird's Mexican employees are required by local law to be members of a union. The Company historically provided a competitive wage and benefit program and has an active communications program with its employees. Blue Bird has a four-day, 10-hour-per-day work week, which management believes is viewed as a positive feature by its labor force. The Company believes that its relationship with its employees is satisfactory.

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

    The Company maintains an inactive landfill site at its Fort Valley, Georgia, location which is subject to regulation pursuant to the U.S. Resource Conservation and Recovery Act, as amended ("RCRA"). RCRA is administered in Georgia by the Environmental Protection Division of the Georgia Department of Natural Resources ("EPD"). The Company has closed its Fort Valley landfill site pursuant to a permit from the EPD that contains certain conditions, including 30-year post-closure groundwater monitoring. In connection with such permit, the Company maintains a letter of credit to cover the expected cost of monitoring over the life of the monitoring requirement. The Company currently estimates post-closure costs for the site at $456,000. The Company's estimate of post-closure costs is subject to periodic adjustment based on EPD regulations.

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

    The Company has discovered petroleum contamination on a portion of its Fort Valley facility leased to the Fort Valley Utilities Commission (the "Utilities Commission"). The contamination apparently originated from underground storage tanks operated by the Utilities Commission in connection with an electrical generating facility. The Utilities Commission has reported the contamination to EPD and is financing site investigation and cleanup.

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

ITEM 2. PROPERTIES.

    Blue Bird owns and operates seven facilities, six of which are manufacturing facilities, in five different locations in the U.S., Canada and Mexico. In the aggregate, these plants have approximately 1.8 million square feet of production area. Blue Bird management considers all of these facilities to be state-of-the-art in the school bus manufacturing industry. All of these facilities are subject to liens in favor of Bankers Trust Company, as agent for itself and other lenders, pursuant to the terms and provisions of the New
Credit Agreement. See "--Liquidity and Capital Resources."

    The table below provides summary descriptions of each of the plants.

                                                                                              Square
Plant                                    Location                       Products               Feet      Empl.(a)
-----------------------------  -----------------------------  ----------------------------  ----------  -----------
Blue Bird Body Company         Fort Valley, Georgia           TC/2000, Q-Bus, CS,
                                                              All-American, parts
                                                              fabrication                      730,000       1,354
Service Parts                  Fort Valley, Georgia           Parts                             80,000      N.A.(b)
Wanderlodge                    Fort Valley, Georgia           Wanderlodge, BMC, parts
                                                              fabrication                      216,000         260
Blue Bird North Georgia        LaFayette, Georgia             Conventional, TC/2000            216,000         289
Blue Bird Midwest              Mt. Pleasant, Iowa             Conventional, Mini-Bird,
                                                              TC/2000, Micro-Bird              227,400         291
Blue Bird Canada               Brantford, ON (Canada)         TC/2000, Conventional,
                                                              Micro-Bird, parts
                                                              fabrication                      251,395         319
Blue Bird de Mexico            Monterrey, Mexico              Conventional                     118,310         123
                                                                                             ---------       -----
Total Company                                                                                1,839,105       2,636


------------------------

(a) As of January 1, 1998.

(b) Included in the number of employees for Blue Bird facility in Fort Valley, Georgia.

    If Blue Bird operated all of its assembly plants at "maximum capacity," defined as two eight-hour shifts per day, five days per week, 250 days per year, the Company could manufacture approximately 27,300 units per year. The Company's capacity to fabricate all of the parts needed to build the buses is a constraint as the Company's present fabrication facilities have the capacity to support the production of approximately 25,000 units per year. With an investment of approximately $2.5 million in additional equipment, Blue Bird's fabrication capacity could support approximately 28,500 units per year.

ITEM 3. LEGAL PROCEEDINGS.

    Blue Bird currently is a defendant in approximately 17 product liability suits. The Company aggressively defends product liability cases and insists that component manufacturers and chassis manufacturers such as GM and Navistar and smaller parts suppliers stand behind their portions of the product by either asserting a breach of warranty claim against such supplier or manufacturer, or claiming a right of indemnification for such supplier or manufacturer pursuant to the terms of the Company's standard purchase order agreements or the relevant supplier agreement. The Company manufactures certain components itself and assembles the various components into the completed vehicle, which may give rise to independent liabilities. Moreover, the Company's manufacture of chassis for its Type D school buses may expose the Company to liability associated with such chassis. The amount of product liability insurance that the Company has in place has varied significantly from year to year. The Company's policies generally provide that the Company is responsible for the costs of defending product liability claims, although Blue Bird's recent insurance plan has included some participation by insurers in such costs at certain levels.

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

    Management believes that, considering, among other things, the Company's insurance coverage, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations, and that any losses and expenses (including defense costs) resulting from product liability claims will be within the applicable insurance coverage. However, there can be no assurance that this will be true or that the amount of losses and expenses relating to any claim or claims will not have a material adverse effect on the Company.

    Several owners of motor homes made by Blue Bird have asserted claims under state laws addressing new vehicle defects. Such claims typically seek a refund of the purchase price of the vehicle. Management believes that the resolution of such claims, which are not insured, will not have a material effect on the Company.

    Blue Bird, like other vehicle manufacturers, is also subject to recalls of its products in the event of manufacturing defects or non-compliance with applicable regulatory standards. Such recalls can engender claims. During 1997, the NHTSA tested a Blue Bird Type D (as herein defined) model which failed crash tests when fuel tanks were punctured upon impact. The Company is evaluating with the NHTSA the scope of a proposed product recall as a result of the NHTSA's noncompliance determination. If a product recall is issued, management estimates that the cost of repairs required to be paid by the Company to bring the vehicle into compliance will not be material.

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

(b) Holders

    As of January 1, 1998, there was one holder of the Company's common stock and 22 holders of BBC's common stock.

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

(d) Recent Sales of Unregistered Securities

    As part of the Recapitalization (herein defined), holders of $50 million aggregate principal amount (or 100%) of the Company's then outstanding 11 3/4% Senior Subordinated Notes due 2002, Series B (the 4 "Old Notes") ("Selling Holders") sold their Old Notes to the Company for aggregate payments (including accrued interest) of approximately $53.7 million. The Company's then-existing bank credit agreement (the "Old Credit Agreement"), under which $36 million of indebtedness was outstanding at November 2, 1996, was replaced and refinanced by an amended and restated credit agreement (the "New Credit Agreement"), which provides for, among other things, aggregate availability of $255 million, including $175 million of term loan facilities and an $80 million working capital facility. In addition, the Company offered and sold $100,000,000 aggregate principal amount of 10 3/4% Senior 4 Subordinated Notes due 2006 (the "144A Notes")(the "144A Note Offering"). Proceeds from the 144A Note Offering, borrowings under the New Credit Agreement and cash on hand were used to fund the retirement of the Old Notes, the refinancing of the Old Credit

Agreement and the Distribution, and to pay related fees and expenses. The 144A Notes Offering, the retirement of the Old Notes, the replacement of the Old Credit Agreement with the New Credit Agreement and the Distribution are collectively referred to herein as the "Recapitalization." In connection with the sale of 144A Notes pursuant to the Purchase Agreement dated November 13, 1996, between the Company, BBC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch"), and BT Securities Corporation (collectively, the "Initial Purchasers") the Initial Purchasers became entitled to the benefits of the Registration Rights Agreement dated as of November 19, 1996 (the "Registration Rights Agreement").

    As a result of the Recapitalization, no Old Notes remain outstanding.

    As of January 26, 1997, all of the 144A Notes have been exchanged for 10 3/4% Senior Subordinated Notes due 2006 (the "Exchange Notes"). The Exchange Notes are registered securities of the Company. No 144A Notes remain outstanding.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is certain selected historical consolidated financial data for BBC for fiscal years 1997, 1996, 1995, 1994 and 1993. The selected historical consolidated financial data as of and for the fiscal years indicated were derived from the financial statements of BBC and subsidiaries which were audited by Arthur Andersen LLP. Currently, BBC conducts no independent operations and has no significant assets other than the capital stock of Blue Bird. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements of BBC and the notes thereto included elsewhere in this Report.

                                                                          Fiscal Year Ended
                                                 -------------------------------------------------------------------
                                                  November 1,    November 2,   October 28,  October 29,  October 30,
                                                     1997           1996          1995         1994         1993
                                                 -------------  -------------  -----------  -----------  -----------
                                                                        (dollars in millions)
Income Statement Data:
Net sales......................................    $   576.1      $   570.2     $   517.4    $   476.2    $   413.5
Cost of goods sold.............................        473.4          474.1         430.6        392.9        340.5
                                                      ------         ------    -----------  -----------  -----------
Gross profit...................................        102.7           96.1          86.8         83.3         73.0
Selling, general and administrative expenses...         62.4           42.6          39.8         39.0         36.3
Amortization of goodwill and non-compete
  agreements...................................          3.8            3.8           4.7          5.6          5.6
                                                      ------         ------    -----------  -----------  -----------
Operating income (loss)........................         36.5           49.7          42.3         38.7         31.1
Interest income................................          6.3            7.0           4.6          4.1          2.9
Interest expense...............................        (33.8)         (16.9)        (18.5)       (17.4)       (18.2)
Other income (expense).........................          1.9            0.2           0.1          0.2          0.7
                                                      ------         ------    -----------  -----------  -----------
Income (loss) before income taxes..............         10.9           40.0          28.5         25.6         16.5
Provision (benefit) for income taxes...........         (2.7)          14.8          11.6         10.2          6.9
                                                      ------         ------    -----------  -----------  -----------
Net income before extraordinary item...........         13.6           25.2          16.9         15.4          9.6
Loss on extinguishment of debt.................         (3.0)          (1.4)           --           --           --
                                                      ------         ------    -----------  -----------  -----------
Net income (loss)..............................    $    10.6      $    23.8     $    16.9    $    15.4    $     9.6
                                                      ------         ------    -----------  -----------  -----------
                                                      ------         ------    -----------  -----------  -----------
Balance Sheet Data (As of End of Period):
Working capital................................    $    99.3      $    80.4     $    61.7    $    65.3    $    52.7
Total assets...................................        412.5          391.0         379.8        332.8        342.1
Long-term debt, excluding current maturities...        339.6          131.4         113.8        125.8        135.8
Redeemable common stock, net...................         20.7           29.3          20.9         17.5         11.0
Stockholders' equity (deficit).................        (45.1)         118.2         102.6         88.8         80.7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Approximately 78% of the Company's fiscal 1997 net sales are derived from school bus sales and approximately 17% and 5% of the Company's fiscal 1997 net sales are derived from the sale of commercial and recreational vehicles, respectively. From fiscal 1993 to fiscal 1997, the Company's gross profit, and with the exception of fiscal 1997, operating income, have risen primarily due to increasing sales volume. Fiscal 1997 operating income was affected by a one time charge of $16.1 million related to the Recapitalization. The Company's operations are affected by trends in the number of students enrolled in grades kindergarten through 12 and overall educational spending by local and state governments as well as by the federal government. In addition to incremental needs due to pupil population growth and replacement requirements based on changes in safety standards, factors which influence the need to purchase school buses include the age of the existing school bus fleet, changes in school bus travel routes, regulatory changes such as compliance with new emissions standards, extracurricular activity usage and changes in the education structure in the United States such as the development of preschool "head start" programs, special education programs and magnet schools. The Company's experience has been that during periods of stable or increasing student enrollment, demand for its core school bus products has also remained stable or increased.

    In 1993 the Company initiated a project to review its computer hardware and software to ensure that its computer applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a negative effect on the future financial results of the Company, the Company expects that its Year 2000 issues will be satisfactorily resolved well before the year 2000.

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

                                                Fiscal Year Ended
                                   -------------------------------------------
                                    November 1,    November 2,    October 28,
                                       1997           1996           1995
                                   -------------  -------------  -------------

Net sales..........................      100.0%         100.0%         100.0%
Cost of goods sold.................      (82.2)         (83.1)         (83.2)
Gross profit.......................       17.8           16.9           16.8
Selling, general and
 administrative expense............      (10.8)          (7.5)          (7.7)
Operating income...................        6.3            8.7            8.2


    Fiscal 1997 Compared to Fiscal 1996. Net sales increased to $576.1 million in fiscal 1997 from $570.2 million in fiscal 1996, an increase of $5.9 million or 1.0%. This increase was primarily due to increased sales volume of the Type C units.

    Gross profit increased to $102.7 million in fiscal 1997 compared to $96.1 million in fiscal 1996, an increase of $6.6 million or 6.9%. The increase was primarily due to increased gross margin. The gross margin increased to 17.8% from 16.8% in 1996. The margin increase was due to selling more higher gross margin Type C units as compared to fiscal 1996.

    Selling, general and administrative expenses increased to $62.4 million in fiscal 1997 compared to $42.6 million in fiscal 1996, an increase of $19.8 million or 46.5%. The increase was primarily due to a $16.1 million distribution paid as a result of the Recapitalization to certain members of management as stock option holders which was recorded as compensation. The remaining difference was due mainly to increased engineering costs as well as a negotiated settlement in a product liability case.

    Interest income decreased to $6.3 million compared to $7.0 million in fiscal 1996. The decrease was due in part to lower investment income resulting from lower cash available for investment during 1997 as compared to 1996. Other interest income, excluding interest related to leasing, was also lower.

    Interest expense increased to $33.8 million in fiscal 1997 as compared to $16.9 million in fiscal 1996. The increase was due primarily to the higher debt and interest rates resulting from the Recapitalization.

    For fiscal 1997, there was an income tax benefit of $2.7 million compared to an income tax provision of $14.8 million for fiscal 1996. The decrease was due in part to income before income taxes being significantly lower in fiscal 1997 than fiscal 1996. In addition, due to the deductibility of the distributions paid to management shareholders from the Recapitalization, the resulting income tax benefit more than offset the income tax provision on operating income, resulting in a net income tax benefit for fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise primarily from funding working capital needs, which consist primarily of inventory and accounts receivable, and principal and interest payments on indebtedness. The Company also requires funds for capital expenditures, of which the Company anticipates approximately $6.1 million for fiscal 1998.

    BBC is a holding company that conducts all of its business operations through the Company, which is a wholly-owned subsidiary. In connection with any liquidity needs, including needs arising out of the BBC Guarantee, BBC is dependent entirely upon cash generated by the Company.

    Historically, the Company has funded its working capital needs through cash generated from operations and borrowings under the Old Credit Agreement. In addition, LaSalle National Bank, as agent for itself and other lenders, provides Blue Bird Capital with a revolving credit facility pursuant to a Loan Agreement, dated October 18, 1995, as amended and restated on March 29, 1996 (as so amended and restated, the "LaSalle Credit Agreement"). Revolving loans under the LaSalle Credit Agreement (the "LaSalle Credit Facility") are used to finance school bus leases of up to a maximum aggregate principal amount of $100 million, of which $85.5 million was outstanding as of November 1, 1997. Following the Recapitalization, the Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Recapitalization, as well as from the funding of inventory and accounts receivable. As of November 1, 1997, the Company had total consolidated indebtedness at such date of approximately $352.3 million, consisting primarily of $99.7 million principal amount of the Notes, borrowings of $164.4 million under the New Credit Agreement and $85.5 million of borrowings under the LaSalle Credit Facility. The Company had the ability to borrow an additional $14.5 million under the LaSalle Credit Facility to finance school bus leases and $80.0 million under the New Credit Agreement (assuming all of such funds would have been available under the borrowing base calculation under the Revolving Facility of the New Credit Agreement). Such Revolving Facility will be available to meet future working capital and other business needs of the Company. The maximum amount available to be borrowed under such facility is based on the sum of 85% of Eligible Accounts Receivable (as defined in the New Credit Agreement) and 60% of Eligible Inventory (as defined in the New Credit Agreement) of the Company (the "Borrowing Base").

    The Company's interest expense as a result of the Recapitalization is substantially higher than immediately prior to such transactions. Loans under the New Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. With respect to the term loan borrowings under the New Credit Agreement, the Company will be required to make scheduled principal payments of approximately $12.8 million in fiscal 1998, $16.8 million in fiscal 1999 and $20.8 million in fiscal 2000.

    Under the New Credit Agreement, the Company is permitted to accumulate up to $40 million in its lease portfolio of leases for its own account in addition to leases held by Blue Bird Capital. As of November 1, 1997, the Company had approximately $7.5 million of such leases in its lease portfolio. In addition, as of such date, Blue Bird Capital had approximately $94.9 million in its lease portfolio. Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net Worth (as such terms are defined in the LaSalle Credit Facility) that cannot exceed 10 to 1. See "Business--Leasing."

    Net cash provided by operations during the year ended November 1, 1997, was $6.3 million compared to $59.6 million in fiscal 1996. This difference was primarily the result of significant decreases in net income, trade accounts payable and income taxes payable as well as an increase in inventory. There were no net borrowings under the Company's working capital facility in fiscal 1997 or fiscal 1996. Net borrowing under the LaSalle Credit Facility were $26.9 during the current year compared to $22.9 in fiscal 1996. The early extinguishment of $25 million of outstanding Old Notes (see "--Results of Operations--Fiscal 1996 Compared to Fiscal 1995") was funded primarily from internally generated cash and partially from an increase in the working capital revolver.

    Cash and cash equivalents were $31.0 at November 1, 1997, compared to $46.3 million at the end of fiscal 1996. Net working capital was $99.3 million at November 1, 1997, an increase of $18.9 million during the current fiscal year. Significant factors affecting working capital were increases in trade receivables, leases receivable, inventory and accrued liabilities of $3.1 million, $9.8 million, $6.6 million and $6.0 million, respectively, with decreases in cash, accounts payable and income taxes payable of $15.2 million, $6.0 million and $9.2 million, respectively.

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

                                    1997       1996       1995       1994
                                  ---------  ---------  ---------  ---------
First Quarter...................       14.6%      16.3%      14.8%      18.5%
Second Quarter..................       16.5       18.7       20.4       17.0
Third Quarter...................       33.6       25.7       26.5       30.0
Fourth Quarter..................       35.3       39.3       38.3       34.5
                                  ---------  ---------  ---------  ---------
                                      100.0%     100.0%     100.0%     100.0%
                                  ---------  ---------  ---------  ---------
                                  ---------  ---------  ---------  ---------

ITEM 8. FINANCIAL STATEMENTS

    See Index to Financial Statements for a listing of the financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

    The following table sets forth certain information concerning the persons who are executive officers and directors of the Company and BBC as of November 1, 1997; all information is provided as of such date:

Name                                      Age                             Position and Experience
------------------------------------      ---      ---------------------------------------------------------------------

Paul E. Glaske......................          64   Chairman of the Board and President of the Company and BBC; director of the Company and BBC. At the time the 1992 Acquisition was consummated (the "Effective Time"), Mr. Glaske was appointed Chairman of the Board and President of the Company and BBC and a director of
                                                   BBC. Mr. Glaske has served as President of the Company since 1986 and a director of the Company since 1984. He is also a director of
                                                   Borg-Warner Automotive, Inc.

Name                                      Age                             Position and Experience
------------------------------------      ---      ---------------------------------------------------------------------
Bobby G. Wallace....................          63   Vice President--Finance and Administration, Treasurer and Secretary
                                                   of the Company; Vice President, Treasurer and Secretary of BBC;
                                                   director of the Company and BBC. At the Effective Time, Mr. Wallace
                                                   was appointed to his current positions with the Company and BBC. Mr.
                                                   Wallace has served as the Vice President--Finance and Administration of the Company since 1987. In 1986, he was named Vice President--
                                                   Controller.

James H. Grantham...................          56   Vice President--Manufacturing of the Company. In 1990, Mr. Grantham
                                                   was promoted to his current position. In 1988, he was named Vice
                                                   President--Materials, and, in 1987, became Vice President--Canadian
                                                   Operations. In 1983, he became General Manager of Blue Bird's plant in Lafayette, Georgia, a promotion from his former position of
                                                   Production Manager of such plant. Mr. Grantham joined Blue Bird in
                                                   1965.

Richard E. Maddox...................          45   Vice President--Sales of the Company. In 1990, Mr. Maddox was
                                                   promoted to his current position from his prior position of
                                                   Director--U.S. Sales, to which he was appointed in 1988. In 1986, he was named Manager--U.S. Sales, and, in 1982, he was appointed
                                                   Manager--Field Sales. Mr. Maddox joined Blue Bird in 1974 and has held various positions in sales since that time.

Wilbur C. Rumph.....................          68   Vice President--Engineering, Research & Development of the Company.
                                                   Mr. Rumph was appointed to his present position in 1968. He joined
                                                   Blue Bird in 1948, where he has held various positions in the engineering area.

Name                                      Age                             Position and Experience
------------------------------------      ---      ---------------------------------------------------------------------
William G. Milby....................          51   Vice President of Product Planning and Development. Mr. Milby was
                                                   promoted to his present position in 1997 from Vice President and
                                                   General Manager--Canadian Blue Bird, to which he was appointed in
                                                   1989. In 1985, he was named Vice President and General Manager of the
                                                   Wanderlodge division. Mr. Milby joined the Company in 1971 as an engineer.

William T. Gourley..................          52   Vice President-Controller of the Company. In 1996, Mr. Gourley was
                                                   promoted to his current position from his prior position of Corporate
                                                   Controller, to which he was appointed in 1992. Mr. Gourley joined
                                                   Blue Bird in 1976 and has held various positions in finance since that time.

B. Richard Benedict.................          54   Vice President and General Manager--Blue Bird Midwest. Mr. Benedict
                                                   was promoted to his current position in 1988 from General Manager, to which he was appointed in 1984. In 1977, Mr. Benedict was named
                                                   Production Manager. Mr. Benedict joined the Company in 1962.

Gerald S. Armstrong.................          54   Director of the Company and BBC. Mr. Armstrong served as Vice
                                                   President, Treasurer and Secretary of BBC prior to the 1992
                                                   Acquisition. Mr. Armstrong is Managing Partner of Arena Capital
                                                   Partners, LLC. Mr. Armstrong was a Partner and a director of
                                                   Stonington Partners, Inc., a private investment firm. He has also been a member of the Board of Directors of MLCP, an affiliate of
                                                   Merrill Lynch since 1988. He was a Partner of MLCP from 1993 to July
                                                   1994 and an Executive Vice President of MLCP from 1988 to 1994. MLCP is the general partner of several limited partnerships which indirectly own shares of BBC Common Stock. Mr. Armstrong was also a
                                                   Managing Director of the Investment Banking Division of Merrill Lynch
                                                   from 1988 to 1994. Mr. Armstrong is also a director of AnnTaylor
                                                   Stores Corporation and World Color Press, Inc.

Name                                      Age                             Position and Experience
------------------------------------      ---      ---------------------------------------------------------------------
Alexis P. Michas....................          40   Director of the Company and BBC. Mr. Michas served as Chairman of the
                                                   Board and President of BBC from its inception until the Effective
                                                   Time. Mr. Michas is a Managing Partner and a director of Stonington
                                                   Partners, Inc., a private investment firm, a position that he has held since 1993. He has also been a member of the Board of Directors of MLCP since 1989. He was a Partner of MLCP from 1993 to 1994 and
                                                   Senior Vice President of MLCP from 1989 to 1993. MLCP is the general partner of several limited partnerships which indirectly own shares of BBC Common Stock. Mr. Michas was also a Managing Director of the
                                                   Investment Banking Division of Merrill Lynch from 1991 to July 1994 and a director in the Investment Banking Division of Merrill Lynch from 1990 to 1991. Mr. Michas is also a Director of Borg-Warner
                                                   Automotive, Inc., Borg-Warner Security Corporation, Dictaphone
                                                   Corporation, Goss Graphic Systems, Inc. and Packard BioScience
                                                   Company.

Alfred C. Daugherty.................          74   Director of the Company and BBC. Mr. Daugherty served as a director of Blue Bird prior to the 1992 Acquisition. Mr. Daugherty was
                                                   Chairman of Duracell International, Inc., a manufacturer of premium batteries, and Executive Vice President of Dart Industries, Inc., a
                                                   maker of consumer products and chemical specialties, as well as a director of both companies, until his retirement on January 1, 1995.
                                                   Mr. Daugherty is also a director of A. Duda and Sons, Inc., Atlantic
                                                   Acquaculture Technologies, Inc., Goss Graphic Systems, Inc. and GGS
                                                   Holdings, Inc.

Name                                      Age                             Position and Experience
------------------------------------      ---      ---------------------------------------------------------------------
Donald C. Trauscht..................          63   Director of the Company and BBC. Mr. Trauscht was elected to the
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

Item 11. Executive Compensation.

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth, for fiscal years 1997, 1996 and 1995, the cash compensation paid by BBC and its subsidiaries, as well as certain other compensation paid or accrued for fiscal years 1997, 1996 and 1995, to each of the five most highly compensated executive officers of BBC (considering Messrs. Grantham, Maddox and Gourley, Vice Presidents of the Company, to be executive officers of BBC) (collectively, the "named executive officers") in all capacities in which they served:

                                            SUMMARY COMPENSATION TABLE



                                                                                               LONG TERM
                                                                                              COMPENSATION
                                                                                              ------------
                                                                                                 AWARDS
                                                                                              ------------
                                                                       ANNUAL COMPENSATION     SECURITIES
                                                           FISCAL     ----------------------   UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION                                 YEAR      SALARY (a)    BONUS        OPTIONS    COMPENSATION
-------------------------------------------------------  -----------  ----------  ----------  ------------  ------------
Paul E. Glaske.........................................        1997   $  544,709  $  500,000            --    $23,933(b)
Chairman of the Board and President                            1996      506,410     438,485            --     20,203(c)
and Director                                                   1995      466,898     428,606            --     19,753(c)
Bobby G. Wallace.......................................        1997      312,983     225,600     40,000(d)      4,750(e)
Vice President--Finance and Admin.,                            1996      289,094     196,746            --      4,500(e)
Treasurer, Secretary and Director                              1995      265,388     168,175            --      4,050(f)
James H. Grantham......................................        1997      201,648     144,000            --      4,750(e)
Vice President--Manufacturing of the                           1996      185,847     127,732            --      4,500(e)
Company                                                        1995      171,006     123,008            --      4,050(f)
Richard E. Maddox......................................        1997      177,857     130,400            --      5,124(e)
Vice President--Sales of the Company                           1996      164,997     115,150            --      5,196(e)
                                                               1995      151,996     110,707            --      6,159(f)
William T. Gourley.....................................        1997      135,308      41,760            --      6,110(e)
Vice President--Controller of the                              1996      111,762      38,434            --      4,346(e)
Company                                                        1995      101,842      36,902            --      3,862(f)

------------------------

(a) Includes amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan. Employees may contribute up to 15% of their salaries to the 401(k) plan on a pre-tax basis, not to exceed $9,500 in 1997, $9,500 in 1996, and $9,240 in 1995.

(b) Represents life and disability insurance premiums of $19,183 paid by the Company on behalf of Mr. Glaske. Under the 401(k) plan, the Company makes matching contributions equal to 50% of the first 6% of each participant's pre-tax contribution for 1997.

(c) Represents life and disability insurance premiums of $15,703 paid by the Company on behalf of Mr. Glaske. Under the 401(k) plan, the Company makes matching contributions equal to 45% of the first 6% of each participant's pre-tax contribution for 1995, and 50% of the first 6% of each participant's pre-tax contribution for 1996.

(d) In 1997, Mr. Wallace was granted an option to purchase 40,000 shares of BBC Common Stock.

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

    STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. The following table sets forth stock options granted in fiscal 1997 to the named executive officers:


                                      INDIVIDUAL GRANTS
                                  ----------------------------                                   POTENTIAL REALIZABLE
                                    NUMBER OF       PERCENT                                     VALUE AT ASSUMED ANNUAL
                                    SECURITIES      OF TOTAL                                     RATES OF STOCK PRICE
                                    UNDERLYING     OPTIONS/SARs   EXERCISE                         APPRECIATION FOR
                                   OPTIONS/SARs     GRANTED TO    OR BASIC                           OPTION TERM
                                      GAINED        EMPLOYEES      PRICES      EXPIRATION    ---------------------------
    NAME                               (#)       IN FISCAL YEAR     ($SH)         DATE           5%($)          10%($)
------------------------------------------------------------------------------------------------------------------------
Bobby G. Wallace                    40,000(a)        100.0%        $9.00        4/16/02        $99,461        $219,784

(a) Represents options that were fully vested on the date of grant. Such options are non-transferable and terminate (subject to certain put and call arrangements) upon termination of employment with BBC or an affiliate of BBC.


    OPTION/SAR EXERCISES AND HOLDINGS. None of the named executives exercised any options and/or SARs during the last fiscal year. The following table sets forth information with respect to the named executive officers concerning the value of unexercised options and SARs held as of the end of the last fiscal year:

                                        FISCAL YEAR-END OPTION/SAR VALUES
                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/SARS
                                                                     OPTIONS/SARS               AT FISCAL YEAR-END (A)
                                                            ---------------------------------------------------------------
                           NAME                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----------------------------------------------------------  -----------  -----------------  ------------  -----------------
Paul E. Glaske............................................     350,000             -0-      $  6,412,000            -0-
Bobby G. Wallace..........................................     100,000             -0-         1,832,000            -0-
James H. Grantham.........................................      80,000             -0-         1,465,600            -0-
Richard E. Maddox.........................................      80,000             -0-         1,465,600            -0-
Willliam T. Gourley.......................................      20,000             -0-           366,400            -0-

------------------------

(a) Computed using net proceeds value of $18.32 per share at November 1, 1997, determined by formula in the Blue Bird Corporation Management Stock Option Plan (the "Management Stock Option Plan").

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

                          PENSION PLAN TABLE
 FINAL FIVE                              YEARS OF SERVICE
 YEAR ANNUAL   --------------------------------------------------------------------
COMPENSATION        15            20            25            30            35
-------------  ------------  ------------  ------------  ------------  ------------
     $125,000  $     29,445  $     39,260  $     49,075  $     58,890  $     58,890
      150,000        35,820        47,760        59,700        71,640        71,640
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

------------------------

* Determined before application of current limitations of Sections 401(a)(17) and 415 of the Code.

    Compensation covered by the Pension Plan is limited to gross wages reported on Form W-2. Such covered compensation includes all compensation reported in the Summary Compensation Table (other than amounts representing Company matching contributions to the 401(k) plan) plus the value, if any, realized upon the exercise of SARs in connection with the 1992 Acquisition. The covered compensation for Messrs. Glaske, Wallace, Grantham, Maddox and Gourley does not differ by more than 10% from that set forth in the Summary Compensation Table. The estimated credited years of service for each of the named executive officers is as follows: Mr. Glaske (11 years), Mr. Wallace (11 years), Mr. Grantham (30 years), Mr. Maddox (22 years) and Mr. Gourley (21 years). Benefits from the Pension Plan, which are integrated with Social Security but are not offset by any other amounts, are payable in the form of a straight life annuity or, in the case of married participants, an actuarially equivalent joint and survivor annuity.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    Mr. Glaske's current employment agreement with the Company provides for a three-year term with an annual base salary of $560,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. If Mr. Glaske's employment is terminated by the Company without good cause or by Mr. Glaske for good reason (as such terms are defined in the employment agreement), the Company's obligation for the duration of the employment agreement for salary, employee benefits, supplemental benefits and various perquisites shall continue without mitigation. Under the terms of the employment agreement, Mr. Glaske agrees not to disclose confidential information for so long a such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Glaske agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Glaske's employment agreement does not contain any change of control provisions.

    Mr. Wallace's employment agreement with the Company provides for a one-year term, renewable annually, with an annual base salary of $330,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. The employment agreement may be terminated by either party at the end of any given 12-month period. Under the terms of the employment agreement, Mr. Wallace agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Wallace agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Wallace's employment agreement does not contain any change of control provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the compensation committees of the Company's and BBC's Boards of Directors during fiscal year 1997 were Messrs. Michas, Armstrong and Daugherty. During such time, Mr. Glaske served as the Chairman of the Board and President of the Company and BBC.

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

    At the time of the 1992 Acquisition (herein defined), Messrs. Armstrong and Michas were each executive officers of Merrill Lynch Capital Partners, Inc. ("MLCP") and Managing Directors of Merrill Lynch. MLCP is an affiliate of Merrill Lynch. In connection with the 1992 Acquisition, Merrill Lynch served as placement agent for the Old Notes and BBC issued 7,700,000 shares of BBC Common Stock (or approximately 91% of the then outstanding BBC Common Stock) to the ML Entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Blue Bird Common Stock is the only class of capital stock that the Company has outstanding. BBC owns 10 shares, which represent 100% of the issued and outstanding shares of the Company's common stock. The BBC Common Stock is the only class of capital stock of BBC outstanding. The issued and outstanding number of shares of BBC Common Stock is 8,434,778. The following table sets forth the number and percentage of shares of BBC Common Stock beneficially owned by (i) each person known to BBC to be the beneficial owner of more than 5% of the outstanding shares of BBC Common Stock, (ii) each director of BBC, (iii) each named executive officer, and (iv) all directors and executive officers of BBC as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them. The ML Entities, Management Investors and BBC are parties to a stockholders' agreement described under "Certain Relationships and Related Transactions."

                                                                   AMOUNT AND
                                                                    NATURE       PERCENTAGE OF
          NAME AND ADDRESS OF                                    OF BENEFICIAL   SHARES OF BBC
          BENEFICIAL OWNER                                          OWNERSHIP    COMMON STOCK*
-------------------------------------                             -------------  -------------
ML Entities(a)................................................      7,665,000            90.9%
Paul E. Glaske(b).............................................        580,557(c)          6.6%
  Blue Bird Body Company
  3920 Arkwright Road
  Macon, Georgia 31210
Bobby G. Wallace(b)...........................................        170,000(d)          2.0%
  Blue Bird Body Company
  3920 Arkwright Road
  Macon, Georgia 31210
James H. Grantham(b)..........................................        160,000(e)          1.9%
  Blue Bird Body Company
  3920 Arkwright Road
  Macon, Georgia 31210
Richard E. Maddox(b)..........................................        160,000(f)          1.9%
  Blue Bird Body Company
  3920 Arkwright Road
  Macon, Georgia 31210
William T. Gourley(b).........................................         40,000(g)          0.5%
  Blue Bird Body Company
  3920 Arkwright Road
  Macon, Georgia 31210
Donald C. Trauscht(b).........................................          4,778             0.1%
  Borg-Warner Security Corporation
  200 South Michigan Avenue
  Chicago, Illinois 60604
A. Clark Daugherty(b).........................................         25,000             0.3%
  321 Indian Harbor Road
  Vero Beach, Florida 32963
Gerald S. Armstrong (h).......................................              0              --
  Stonington Partners, Inc.
  767 Fifth Avenue
  New York, New York 10153
Alexis P. Michas (h)..........................................              0              --
  Stonington Partners, Inc.
  767 Fifth Avenue
  New York, New York 10153
All directors and executive officers as a group (9 persons)...      1,140,335(i)        12.6%

------------------------

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

(b) Messrs. Glaske and Wallace are directors and executive officers of the Company and BBC. Messrs. Grantham, Maddox and Gourley are executive officers of the Company who perform policy making functions for BBC and are therefore deemed executive officers of BBC. Messrs. Trauscht and Daugherty are directors of the Company and BBC.

(c) Includes 175,000 shares subject to vested options and 175,000 shares subject to performance options granted to Mr. Glaske under the Management Stock Option Plan which are currently exercisable.

(d) Includes 75,000 shares subject to vested options and 25,000 shares subject to performance options granted to Mr. Wallace under the Management Stock Option Plan which are currently exercisable.

(e) Includes 40,000 shares subject to vested options and 40,000 shares subject to performance options granted to Mr. Grantham under the Management Stock Option Plan which are currently exercisable.

(f) Includes 40,000 shares subject to vested options and 40,000 shares subject to performance options granted to Mr. Maddox under the Management Stock Option Plan which are currently exercisable.

(g) Includes 10,000 shares subject to vested options and 10,000 shares subject to performance options granted to Mr. Gourley under the Management Stock Option Plan which are currently exercisable.

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

(i) Includes 340,000 shares subject to vested options and 290,000 shares subject to performance options granted to executive officers of BBC as a group under the Management Stock Option Plan which are currently exercisable. Does not include any shares beneficially owned by the ML Entities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    BBC is owned by affiliates (the "ML Entities") of Merrill Lynch Capital Partners, Inc. ("MLCP"), certain directors of BBC and the Company and certain members of management of the Company (the "Management Investors"), who together acquired the Company in a leveraged buyout transaction in 1992 (the "1992 Acquisition").

    Merrill Lynch is an affiliate of the Company and BBC. Two of the directors of the Company and BBC are partners and directors of Stonington Partners, Inc. and act as consultants to MLCP.

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

                     BLUE BIRD CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................    F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of November 1, 1997 and November 2, 1996.............    F-3

  Consolidated Statements of Income for the Years Ended November 1, 1997,
    November 2, 1996 and October 28, 1995.............................................    F-5

  Consolidated Statements of Changes in Stockholders' Deficit for the Years
    Ended November 1, 1997, November 2, 1996 and October 28, 1995.....................    F-6

  Consolidated Statements of Cash Flows for the Years Ended November 1, 1997,
    November 2, 1996 and October 28, 1995.............................................    F-7

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS....................................    F-8


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and
Board of Directors of
Blue Bird Corporation:


We have audited the accompanying consolidated balance sheets of BLUE BIRD CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of November 1, 1997 and November 2, 1996 and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for each of the three years in the period ended November 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Bird Corporation and subsidiaries as of November 1, 1997 and November 2, 1996 and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Atlanta, Georgia
December 4, 1997

                     BLUE BIRD CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                     NOVEMBER 1, 1997 AND NOVEMBER 2, 1996



                              ASSETS                                                             1997                1996
------------------------------------------------------------------                            -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $ 31,030,559         $ 46,253,258
  Trade receivables                                                                             16,515,026           13,442,724
  Leases receivable                                                                             43,115,861           32,214,649
  Inventories                                                                                   76,384,544           69,775,802
  Other current assets                                                                           3,314,652            5,304,168
                                                                                              ------------         ------------
     Total current assets                                                                      170,360,642          166,990,601
                                                                                              ------------         ------------

LEASES RECEIVABLE, noncurrent                                                                   59,206,508           41,862,478
                                                                                              ------------         ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                                           4,070,400            4,090,351
  Buildings                                                                                     18,918,620           17,678,238
  Machinery and equipment                                                                       31,727,883           28,883,888
  Automobiles, trucks, and airplane                                                              7,574,041            7,758,985
  Office furniture and equipment                                                                 4,705,375            5,178,814
  Construction in progress                                                                       1,607,419            1,008,435
                                                                                              ------------         ------------
                                                                                                68,603,738           64,598,711
Less accumulated depreciation                                                                  (30,502,810)         (25,709,736)
                                                                                              ------------         ------------
     Net property, plant, and equipment                                                         38,100,928           38,888,975
                                                                                              ------------         ------------

OTHER ASSETS:
  Deferred debt issuance costs, net of accumulated amortization of $1,257,000
    and $8,733,592 in 1997 and 1996, respectively                                                8,514,749            1,424,137
  Goodwill, net of accumulated amortization of $21,237,500 and $17,397,500 in
    1997 and 1996, respectively                                                                131,454,106          135,294,106
  Land and idle facilities                                                                               0            2,000,000
  Other assets                                                                                   4,862,642            4,570,450
                                                                                              ------------         ------------
     Total other assets                                                                        144,831,497          143,288,693
                                                                                              ------------         ------------
     Total assets                                                                             $412,499,575         $391,030,747
                                                                                              ------------         ------------
                                                                                              ------------         ------------

The accompanying notes are an integral part of these consolidated balance sheets.


                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     NOVEMBER 1, 1997 AND NOVEMBER 2, 1996


         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                          1997                1996
------------------------------------------------------------------                            -----------         -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                          $ 12,750,000         $ 16,000,000
  Trade accounts payable                                                                       21,708,489           27,704,475
  Deposits and amounts due customers                                                            2,923,252            1,344,852
  Income taxes payable                                                                             41,580            9,269,833
  Accrued warranty                                                                              5,609,247            5,603,021
  Accrued interest                                                                              5,871,716              623,844
  Other accrued liabilities                                                                    17,711,915           16,947,208
  Deferred income taxes                                                                         4,473,765            9,079,975
                                                                                             ------------         ------------
     Total current liabilities                                                                 71,089,964           86,573,208
                                                                                             ------------         ------------
LONG-TERM LIABILITIES:
  Long-term debt                                                                              336,813,159          128,600,000
  Bonds payable                                                                                 2,750,000            2,750,000
  Accrued pension expense                                                                       9,788,085            8,288,463
  Deferred income taxes                                                                         4,612,383            5,306,392
  Other long-term liabilities                                                                  11,889,106           12,019,864
                                                                                             ------------         ------------
     Total long-term liabilities                                                              365,852,733          156,964,719
                                                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

REDEEMABLE COMMON STOCK, $.01 par value; 730,000 and 720,000 shares issued
  and outstanding in 1997 and 1996, respectively (Note 9)                                      20,676,000           33,105,000

STOCK SUBSCRIPTIONS RECEIVABLE (Note 9)                                                                 0           (3,800,000)
                                                                                             ------------         ------------
                                                                                               20,676,000           29,305,000
                                                                                             ------------         ------------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, $.01 par value; 25,000,000 shares authorized, 7,704,778
    shares issued and outstanding in 1997 and 1996                                                 77,048               77,048
  Additional paid-in capital                                                                   77,022,956           77,022,956
  Accumulated (deficit) earnings                                                             (119,205,789)          43,227,960
  Cumulative translation adjustments                                                           (3,013,337)          (2,140,144)
                                                                                             ------------         ------------
     Total stockholders' (deficit) equity                                                     (45,119,122)         118,187,820
                                                                                             ------------         ------------
     Total liabilities and stockholders' (deficit) equity                                    $412,499,575         $391,030,747
                                                                                             ------------         ------------
                                                                                             ------------         ------------


The accompanying notes are an integral part of these consolidated balance sheets.


                        BLUE BIRD CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF INCOME

     FOR THE YEARS ENDED NOVEMBER 1, 1997, NOVEMBER 2, 1996, AND OCTOBER 28, 1995






                                             1997                  1996                 1995
                                             ----                  ----                 ----
NET SALES                               $576,110,139           $570,184,841         $517,444,172

COST OF GOODS SOLD                       473,402,463            474,066,847          430,667,432
                                        ------------           ------------         ------------
GROSS PROFIT                             102,707,676             96,117,994           86,776,740
                                        ------------           ------------         ------------

SELLING, GENERAL, AND ADMINISTRATIVE
 EXPENSES                                 62,349,085             42,568,911           39,795,821

AMORTIZATION OF GOODWILL                   3,840,000              3,830,000            4,692,867
                                        ------------           ------------         ------------
                                          66,189,085             46,398,911           44,488,688
                                        ------------           ------------         ------------
OPERATING INCOME                          36,518,591             49,719,083           42,288,052

INTEREST INCOME                            6,255,934              6,998,830            4,618,315

INTEREST EXPENSE                         (33,754,249)           (16,889,261)         (18,537,244)

OTHER INCOME, net                          1,858,539                224,052              168,554
                                        ------------           ------------         ------------
INCOME BEFORE INCOME TAXES                10,878,815             40,052,704           28,537,677

(BENEFIT) PROVISION FOR INCOME TAXES      (2,704,014)            14,872,343           11,686,056
                                        ------------           ------------         ------------
NET INCOME BEFORE EXTRAORDINARY ITEM      13,582,829             25,180,361           16,851,621

LOSS ON EXTINGUISHMENT OF DEBT, net of
 tax benefit of $1,768,686, $838,364,
 and $0 in 1997, 1996, and 1995
 respectively (Note 5)                    (2,985,845)            (1,415,302)                   0
                                        ------------           ------------         ------------
NET INCOME                              $ 10,596,984           $ 23,765,059         $ 16,851,621
                                        ------------           ------------         ------------
                                        ------------           ------------         ------------



    The accompanying notes are an integral part of these consolidated statements.


                        BLUE BIRD CORPORATION AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

     FOR THE YEARS ENDED NOVEMBER 1, 1997, NOVEMBER 2, 1996, AND OCTOBER 28, 1995

                                                                         RETAINED                         MINIMUM
                                                        ADDITIONAL       EARNINGS       CUMULATIVE        PENSION
                                            COMMON       PAID-IN       (ACCUMULATED     TRANSLATION      LIABILITY
                                            STOCK        CAPITAL         DEFICIT)       ADJUSTMENTS      ADJUSTMENT
                                            -------     -----------   -------------     -----------      ---------
BALANCE, October 29, 1994                   $77,048     $77,022,956   $  14,368,280     $(2,254,039)     $(400,000)

 Net income                                       0               0      16,851,621               0              0
 Accretion of redeemable common stock             0               0      (3,324,000)              0              0
 Translation adjustments                          0               0               0        (114,645)             0
 Minimum pension liability adjustment             0               0               0               0        400,000
                                            -------     -----------   -------------     -----------      ---------
BALANCE, October 28, 1995                    77,048      77,022,956      27,895,901      (2,368,684)             0

 Net income                                       0               0      23,765,059               0              0
 Accretion of redeemable common stock             0               0      (8,433,000)              0              0
 Translation adjustments                          0               0               0         228,540              0
                                            -------     -----------   -------------     -----------      ---------
BALANCE, November 2, 1996                    77,048      77,022,956      43,227,960      (2,140,144)             0

 Net income                                       0               0      10,596,984               0              0
 Dividend distribution                            0               0    (185,345,533)              0              0
 Accretion of redeemable common stock             0               0      12,314,800               0              0
 Translation adjustments                          0               0               0        (873,193)             0
                                            -------     -----------   -------------     -----------      ---------
BALANCE, November 1, 1997                   $77,048     $77,022,956   $(119,205,789)    $(3,013,337)     $       0
                                            -------     -----------   -------------     -----------      ---------
                                            -------     -----------   -------------     -----------      ---------



          The accompanying notes are an integral part of these consolidated statements.

                        BLUE BIRD CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED NOVEMBER 1, 1997,

                        NOVEMBER 2, 1996, AND OCTOBER 28, 1995

                                                 1997                 1996              1995
                                                 ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                 $  10,596,984         $ 23,765,059     $ 16,851,621
                                            -------------         ------------     ------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Extraordinary loss on extinguishment
   of debt                                      4,754,531            2,253,666                0
  Depreciation and amortization                11,178,984           11,517,766       12,558,707
  Increase in cash surrender value
   of life insurance                             (152,519)            (110,113)        (234,103)
  Deferred income taxes                        (5,300,219)          (1,046,707)           5,011
  Gain on sale of assets                         (628,320)                   0                0
  Changes in assets and liabilities:
   Trade receivables                           (3,072,302)           5,423,096       (4,602,234)
   Inventories                                 (6,608,742)          13,570,469       (7,561,501)
   Trade accounts payable                      (5,995,986)           1,961,241          689,604
   Income taxes payable                        (9,228,523)           2,343,672        5,180,641
   Accrued interest                             5,247,872           (1,411,558)         382,653
   Other current liabilities                    2,349,333             (312,039)      (1,163,088)
   Other                                        3,136,379            1,632,686         (812,688)
                                            -------------         ------------     ------------
    Total adjustments                          (4,319,242)          35,822,179        4,443,002
                                            -------------         ------------     ------------
    Net cash provided by operating
     activities                                 6,277,742           59,587,238       21,294,623
                                            -------------         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant, and equipment
  acquisitions, net                            (5,358,015)          (7,280,958)      (3,648,833)
 Increases in leases receivable               (28,245,242)         (11,855,103)     (32,230,390)
 Proceed from sale of assets                    2,797,699                    0                0
                                            -------------         ------------     ------------
    Net cash used in investing
     activities                               (30,805,558)         (19,136,061)     (35,879,223)
                                            -------------         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                 274,699,000                    0                0
 Repayments of long-term debt                 (96,650,000)         (37,000,000)     (10,000,000)
 Net borrowings (repayments) under
  revolving credit agreements                  26,900,000           22,938,427       35,661,573
 Debt prepayment premium                       (3,369,323)          (1,625,000)               0
 Debt issuance costs                           (9,741,634)                   0                0
 Dividend paid                               (185,345,533)                   0                0
 Other                                          3,685,800             (192,000)               0
                                            -------------         ------------     ------------
    Net cash provided by (used in)
     financing activities                      10,178,310          (15,878,573)      25,661,573
                                            -------------         ------------     ------------
EFFECT OF EXCHANGE RATE FLUCTUATIONS             (873,193)             228,540         (114,645)
                                            -------------         ------------     ------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                             (15,222,699)          24,801,144       10,962,328

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       46,253,258           21,452,114       10,489,786
                                            -------------         ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $31,030,559          $46,253,258      $21,452,114
                                            -------------         ------------     ------------
                                            -------------         ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest                                   $27,534,402          $11,935,717      $14,959,218
  Income taxes                                $10,166,964          $12,725,475      $ 4,038,000



    The accompanying notes are an integral part of these consolidated statements.


                        BLUE BIRD CORPORATION AND SUBSIDIARIES


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               NOVEMBER 1, 1997, NOVEMBER 2, 1996, AND OCTOBER 28, 1995

1.   NATURE OF BUSINESS

     Blue Bird Corporation and subsidiaries ("BBC" or the "Company") are engaged in the manufacture and assembly of school and transit buses and recreational vehicles. BBC has facilities in the United States, Canada, and Mexico.

     Fiscal Year

     BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year". Fiscal years 1997, 1996, and 1995 contained 52, 53, and 52 weeks, respectively.

     Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Blue Bird Corporation and its domestic and foreign subsidiaries (owned 100% by BBC). All significant intercompany transactions and accounts have been eliminated in consolidation.

     Translation and Remeasurement of Foreign Currencies

     For the purpose of consolidation, the accounts of certain foreign subsidiaries and foreign branches of domestic subsidiaries of the U.S. parent are translated into U.S. dollars. Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the weighted average exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the cumulative translation adjustments included in the consolidated statement of changes in stockholders' deficit.

     One foreign subsidiary (the "Subsidiary") of the U.S. parent transacts sales denominated in U.S. dollars, while the Company provides inventory and financing. Accordingly, the U.S. dollar is deemed to be the functional currency. The Subsidiary does not maintain its books in U.S. dollars but remeasures its monetary assets and liabilities at balance sheet date rates, its nonmonetary items at historical rates, and income and expense amounts at the weighted average rates in effect for the period, except for depreciation and cost of goods sold which use historical rates. The effects of exchange rate fluctuations on the remeasurement of the Subsidiary's financial statements are recognized as exchange gains or losses in the consolidated statements of income.

     The Company recognizes exchange gains and losses from foreign currency transactions as other income or expense for the period. Losses of approximately $331,000, $54,000 and $617,000 were recorded in fiscal years 1997, 1996, and 1995, respectively.

     Financial Instruments

     BBC's financial instruments consist primarily of cash and cash equivalents, trade receivables, leases receivable, accounts payable, revolving credit facilities, long-term debt, and certain interest rate agreements (Note 5). In management's opinion, the carrying amounts of all financial instruments approximate their fair values at November 1, 1997 and November 2, 1996.

     The Company uses interest rate exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Under the interest rate exchange agreements, the Company makes payments to counterparties at fixed interest rates and, in turn, receives payments at variable rates. The net settlement amount under the exchange agreements is reported as an adjustment to interest expense.

     Revenue Recognition

     BBC recognizes revenue on sales when the related product has been delivered to the customer and title has passed or full payment has been received from the customer and the product is completed and awaiting customer pickup.

     Cash and Cash Equivalents

     BBC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories

     Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out ("LIFO") basis. Such costs include raw materials, direct labor, and manufacturing overhead.

     If the first-in, first-out method had been used, inventories would have been approximately $79,300,000 and $71,900,000 at November 1, 1997 and November 2, 1996, respectively.

     The components of inventory as of November 1, 1997 and November 2, 1996 consist of the following:

                                                1997              1996
                                                ----              ----
            Raw materials                    $22,170,000       $18,847,481
            Work in process                   26,695,000        22,915,908
            Finished goods                    27,519,544        28,012,413
                                             -----------       -----------
              Total inventories (LIFO cost)  $76,384,544       $69,775,802
                                             -----------       -----------
                                             -----------       -----------

     Property, Plant, and Equipment

     All assets are being depreciated on a straight-line basis over their estimated useful lives. The following represents the estimated useful lives of the assets:

                   Buildings                           20-33 years
                   Machinery and equipment              5-10 years
                   Automobiles, trucks, and airplane     3-5 years
                   Office furniture and equipment       3-10 years

     Expenditures for property and repair costs which substantially increase useful lives are capitalized. Currently, normal maintenance and repair costs are charged to expense as incurred. Gains and losses on disposals of property, plant, and equipment are reflected in income.

     Depreciation expenses of $5,975,024, $5,516,894, and $5,575,840 were recorded for the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

     Goodwill

     On April 15, 1992, BBC acquired all of the outstanding capital stock of Blue Bird Body Company and subsidiaries. The acquisition was accounted for as a purchase. The excess purchase price over the fair value of the net assets, as adjusted, of $152,691,606 was allocated to goodwill. The goodwill is being amortized using the straight-line method over 40 years. BBC periodically reviews the value assigned to goodwill to determine whether it has been permanently impaired by adverse conditions affecting BBC. The Company uses an estimate of its undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Management is of the opinion that there has been no diminution in the value assigned to goodwill.

     Land and Idle Facilities

     In fiscal year 1996, BBC had land and idle facilities held for sale located in Buena Vista, Virginia. During 1997, the land was sold at a gain of approximately $635,000, which is included in other income in the accompanying consolidated statements of income.

     Product Warranty Costs

     The Company's products are warranted against defects in material and workmanship for a period of one to five years. The Company provides for future warranty costs based on the relationship of sales in prior periods to actual warranty costs incurred with respect to those sales. The provision for estimated warranty costs is recorded in the year the unit is sold. Warranty costs totaled $5,688,688, $6,185,115, and $5,313,438 for the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

     Accounting Standards Yet to Be Adopted

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosures of Information about Capital Structure," which will be effective for fiscal 1998. In June, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." Also in June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 and No. 131 will be effective for fiscal 1999.

     SFAS No. 129 requires the Company to disclose information about its capital structure. SFAS No. 130 requires the disclosure of comprehensive income, which includes all changes in the equity of an enterprise other than transactions with owners. SFAS No. 131 requires information regarding the segments of a business.

     SFAS No. 129 and No. 130 are not expected to have a material effect on the Company's financial statements or disclosures. The Company has not yet determined the impact that SFAS No. 131 will have on its financial statements or disclosures. Other issued but not yet required FASB standards are not currently applicable to the Company's operations.

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

     Reclassifications

     Certain November 2, 1996 and October 28, 1995 balances have been reclassified to conform with the November 1, 1997 presentation.

2.   LEASES RECEIVABLE

     During 1995, BBC created a new subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products.
     In addition, the Company has the ability, at its discretion, to sell leases to a bank. However, no leases have been sold since fiscal 1995. The Company is required as part of its agreement with the bank to hold a letter of credit relating to the leases it has sold to the bank. The letter of credit was $428,000 and $1,053,000 at November 1, 1997 and November 2, 1996, respectively.

     BBC finances the sale of buses to school districts, other tax-exempt municipalities, and contractors under sales-type leases. Lease terms range from one to seven years and contain a bargain purchase option at the end of the lease term. Under the lease terms, the lessee bears substantially all risks of ownership. BBC retains a lien on the title until all lease payments have been made.

     The net investment in leases arising from these arrangements as of November 1, 1997 and November 2, 1996 was as follows:





                                            1997              1996
                                            ----              ----
             Leases receivable          $115,028,226       $82,889,596
             Unearned interest revenue   (12,705,857)       (8,812,469)
                                        ------------       -----------
             Net leases receivable      $102,322,369       $74,077,127
                                        ------------       -----------
                                        ------------       -----------

     Interest income recognized on leases receivable was $5,309,199, $4,947,064, and $2,914,928 for the years ended November 1, 1997,
     November 2, 1996, and October 28, 1995, respectively. The primary expenses associated with the Company's finance lease activities relate to the interest expense from the revolving credit facility of Blue Bird Capital (Note 5).

3.   NET CASH SURRENDER VALUE OF LIFE INSURANCE

     Details of the net cash surrender value of life insurance on the lives of individuals in whom BBC has an insurable interest as of November 1, 1997 and November 2, 1996 are as follows:

                                             1997               1996
                                             ----               ----
            Cash values                  $ 7,455,511        $ 7,302,352
             Less life insurance loans    (4,458,000)        (4,457,000)
                                         -----------        -----------
            Net cash surrender value,
             included in other assets    $ 2,997,511        $ 2,845,352
                                         -----------        -----------
                                         -----------        -----------

4.   RECAPITALIZATION

     On November 19, 1996, the Company completed an overall recapitalization pursuant to which the Company refinanced approximately $86,000,000 of its indebtedness, paid a special cash dividend of approximately $185,346,000 on all shares of its common stock, including $15,840,000 paid to management as owners of redeemable common stock, and paid a distribution to BBC option holders of $16,060,000. The dividend paid is recorded as a reduction to retained earnings in the consolidated statements of changes in stockholders' deficit. The distribution paid to BBC option holders was recorded as compensation expense and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

5.   LONG-TERM DEBT

     Outstanding debt at November 1, 1997 and November 2, 1996 consisted of the following:
                                                         1997         1996
                                                         ----         ----
     10.75% senior subordinated notes,
     due November 15, 2006; interest
     payable semiannually; subordinated
     to Senior Credit Facility, as defined          $ 99,713,159   $         0

     Senior Credit Facility term loan,
     principal and interest payable in
     quarterly installments through
     November 19, 2002; interest payable
     at the option of BBC at either the
     prime rate plus 1.5% or the
     Eurodollar rate plus 2.5%; at
     November 1, 1997 the Company had
     approximately $5,100,000 at 10% and
     $85,000,000 at 8.31%; collateralized
     by all of the capital stock of the
     Company, 66% of the capital stock of
     Canadian Blue Bird, and substantially
     all of the assets of the Company                 90,100,000             0

     Senior Credit Facility term loan,
     principal and interest payable in
     quarterly installments through
     November 19, 2002; interest payable
     at the option of BBC at either the
     prime rate plus 2% or the Eurodollar
     rate plus 3%; at November 1, 1997 the
     Company had approximately $6,250,000
     at 10.5% and $68,000,000 at 8.81%;
     collateralized by all of the capital
     stock of the Company, 66% of the
     capital stock of Canadian Blue Bird,
     and substantially all of the assets
     of the Company                                   74,250,000             0

                                                         1997         1996
                                                         ----         ----
     Blue Bird Capital revolving credit
     facility with final maturity on March
     31, 1999; interest payable quarterly
     at the option of BBC at either the
     prime rate or the Eurodollar rate
     plus 1.125%; collateralized by all
     the capital stock of Blue Bird
     Capital                                         $85,500,000   $58,600,000

     Industrial development bonds, due
     March 2001; interest payable
     quarterly; interest rate at 3.65% on
     November 1, 1997; secured by a letter
     of credit                                         2,750,000     2,750,000

     Bank term loan, extinguished as part
     of the recapitalization                                   0    36,000,000

     11.75% Series B senior subordinated
     notes, extinguished as part of the
     recapitalization                                          0    50,000,000
                                                    ------------  ------------
                                                     352,313,159   147,350,000

     Less current portion of debt                     12,750,000    16,000,000
                                                    ------------  ------------
     Long-term debt and bonds payable               $339,563,159  $131,350,000
                                                    ------------  ------------
                                                    ------------  ------------

     As part of the recapitalization, holders of $50,000,000 of the Company's outstanding 11.75% Series B subordinated notes (the "Old Notes") agreed to sell their Old Notes to the Company and consented to certain amendments to the indenture governing the Old Notes for aggregate payments (including accrued interest) of approximately $54,000,000. The Company recognized an extraordinary loss of $2,985,845, net of tax benefit, related to the Company's purchase of the Old Notes, which is included in the accompanying consolidated statements of income. Holders of the $36,000,000 bank term loan were also paid as part of the recapitalization.

     The Company's previous bank credit agreement was replaced and refinanced by an amended credit agreement (the "Senior Credit Facility") which provides for an aggregate availability of $255,000,000, including $175,000,000 of term loan facilities and $80,000,000 of revolving credit facilities. The Senior Credit Facility provides for two term loans and a revolving credit facility. The revolving credit facility matures in November 2003 and requires interest payable quarterly at the Company's option of the prime rate plus 1.5% or the Eurodollar rate plus 2.5%.
     The weighted average interest rate of the revolving credit facility was 8.68% for the year ended November 1, 1997. In addition, the revolving credit facility requires quarterly payments of a commitment fee equal to .50% per annum of the daily unused portion. No amounts were outstanding under this revolving credit facility at November 1, 1997. The Senior Credit Facility contains certain restrictive covenants. The most restrictive covenants include (1) limitations on indebtedness of the Company, as defined, (2) certain restrictions on dividend distributions, as defined, (3) limitations on capital expenditures, (4) minimum interest coverage ratio, as defined, and (5) a maximum ratio of total debt to earnings before interest, taxes, depreciation, and amortization. As of November 1, 1997, the Company was in compliance with all of its covenants.

     In addition to the Senior Credit Facility, the Company sold $100,000,000 of 10.75% senior subordinated notes (the "New Notes"). Proceeds from the New Notes, borrowings under the Senior Credit Facility, and cash on hand were used to fund the retirement of the Old Notes, the retirement of the $36,000,000 bank term loan, the payment of the dividend and distribution discussed in Note 4, and the payment of related fees and expenses. The New Notes are unsecured and contain certain restrictive covenants. The most restrictive covenants include (1) limitation of indebtedness, as defined and (2) certain restrictions on dividend distributions, as defined. As of November 1, 1997, the Company was in compliance with all of its covenants.

     Also, Blue Bird Capital has a revolving credit facility (the "Blue Bird Capital Revolver"). The maximum capacity of the Blue Bird Capital Revolver is $100,000,000 subject to meeting certain covenants, as defined. The Blue Bird Capital Revolver requires quarterly payments of a commitment fee equal to .14% and .15% as of November 1, 1997 and November 2, 1996, respectively, not to exceed .275% per annum of the daily unused portion of the credit commitment. The Blue Bird Capital Revolver contains certain covenants, including net income, tangible net worth, and interest coverage ratios. All of these covenants have been met as of November 1, 1997.

     In connection with the Senior Credit Facility, BBC purchased interest rate cap agreements with notional principal amounts totaling $37,000,000 in order to reduce the impact of fluctuations in interest rates on its variable rate debt. The interest rate agreements mature at dates ranging from April 1998 to April 1999.

     The Company entered into interest rate exchange agreements to hedge its exposure to fluctuating interest rates related to its variable rate debt. As of November 1, 1997, the exchanges carry notional principal amounts totaling $190,000,000 and have an estimated fair value of $300,000, which is calculated based on the estimated amount the Company would have to pay to terminate the agreements.

     The industrial development bonds accrue interest based on a variable weekly interest rate, with interest payments due quarterly. An irrevocable letter of credit backing the bonds has been issued which requires adherence to certain terms and financial ratios which are the same or less restrictive than those under the revolving credit facilities and term loan, all of which have been met as of November 1, 1997.

     The future minimum principal payments by fiscal year of outstanding debt at November 1, 1997 are as follows:

                       1998               $ 12,750,000
                       1999                102,250,000
                       2000                 20,750,000
                       2001                 25,500,000
                       2002                 20,850,000
                       Thereafter          170,213,159
                                          ------------
                                          $352,313,159
                                          ------------
                                          ------------

6.   INCOME TAXES

     BBC follows the provisions of SFAS No. 109, "Accounting for Income Taxes," for financial reporting purposes. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

     The components of the net deferred tax liability are as follows:

                                                   1997          1996
                                                   ----          ----
        Total deferred tax liabilities         $30,600,079    $31,400,496
        Total deferred tax assets              (21,513,931)   (17,014,129)
                                               -----------    -----------
        Net deferred tax liability             $ 9,086,148    $14,386,367
                                               -----------    -----------
                                               -----------    -----------

     The sources of and differences between the financial accounting and tax basis of BBC's assets and liabilities which give rise to the net deferred tax liabilities are as follows:

                                                   1997          1996
                                                   ----          ----
        Deferred tax liabilities:
        Stepped-up basis in net assets         $20,578,607    $20,625,370
        Depreciation                             1,326,208      1,984,361
        Other                                    8,695,264      8,790,765
                                               -----------    -----------
                                               $30,600,079    $31,400,496
                                               -----------    -----------
                                               -----------    -----------

        Deferred tax assets:
        Warranty reserves                      $ 5,189,217    $ 5,247,237
        Pension reserve                          2,148,331      1,726,652
        Deferred compensation reserve            3,591,086      3,346,739
        Workers' compensation reserve            1,769,930      1,761,631
        Net operating loss carryforward          4,241,789              0
        Other                                    4,573,578      4,931,870
                                               -----------    -----------
                                               $21,513,931    $17,014,129
                                               -----------    -----------
                                               -----------    -----------

     The components of the (benefit) provision for income taxes as of November 1, 1997, November 2, 1996, and October 28, 1995 are as follows:

                                           1997          1996           1995
                                           ----          ----           ----
     Current:
      Federal                          $         0    $13,117,275    $ 9,945,714
      Foreign                              827,519        596,516        542,000
      State                                      0      1,366,895      1,193,331
                                       -----------    -----------    -----------
        Total current                      827,519     15,080,686     11,681,045
                                       -----------    -----------    -----------

     Deferred:
      Federal and state                 (5,300,219)    (1,043,058)         5,011
      Foreign                                    0         (3,649)             0
                                       -----------    -----------    -----------
      Deferred, net                     (5,300,219)    (1,046,707)         5,011
                                       -----------    -----------    -----------
     Tax (benefit) provision, net      $(4,472,700)   $14,033,979    $11,686,056
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

     Income from foreign operations was approximately $1,586,000, $1,630,000, and $340,000 for the years ended November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

     The Company has net operating loss carryforwards of approximately $12,000,000 which expire in 2012.

     The income tax (benefit) provision as of November 1, 1997, November 2, 1996, and October 28, 1995 differs from the amount computed by applying the statutory rates for U.S. federal income taxes to income before income taxes because of the following:

                                           1997          1996           1995
                                           ----          ----           ----
     Income tax computed at
      statutory rates                  $ 3,807,585    $14,018,446    $ 9,988,188
     Foreign tax impact                          0              0       (119,078)
     Tax-exempt interest income         (1,684,033)    (1,372,866)      (700,359)
     State income taxes, net of
      federal income tax effect           (271,219)       942,976        775,665
     Tax benefit for dividend on
      redeemable common stock           (5,551,000)             0              0
     Goodwill amortization               1,300,024      1,296,524      1,307,024
     Other                                (305,371)       (12,737)       434,616
                                       -----------    -----------    -----------
                                        (2,704,014)    14,872,343     11,686,056
     Extraordinary item                 (1,768,686)      (838,364)             0
                                       -----------    -----------    -----------
                                       $(4,472,700)   $14,033,979    $11,686,056
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

     U.S. income taxes have not been provided for the undistributed earnings of foreign subsidiaries. These amounts will be offset largely by foreign tax credits which will arise when this income is recognized for U.S. income tax purposes.

7.   BENEFIT PLANS

     Pension Plans

     BBC has several defined benefit pension plans and a defined contribution plan covering substantially all domestic employees and a defined contribution plan for Canadian employees. Total pension expenses amounted to $3,333,846, $3,857,044, and $3,399,151, for the years ended
     November 1, 1997, November 2, 1996, and October 28, 1995, respectively.

     The board of directors adopted a supplemental excess retirement plan (the "Unqualified Plan") effective January 1, 1991. This plan is restricted to certain key executives, is not qualified under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and is unfunded.

     The board of directors adopted a supplemental excess retirement plan in the form of a rabbi trust (the "Rabbi Trust") (a grantor trust set up to fund deferred compensation for certain individuals as allowed under the Internal Revenue Code) effective November 1, 1995. This plan is restricted to certain executives, is not qualified under ERISA, and is not funded.

     BBC's funding policy is to contribute the net periodic pension cost accrued each year to the U.S. salaried and hourly defined benefit plans. However, the contribution will not be less than the minimum required contribution under ERISA or greater than the maximum tax-deductible contribution.

     Net pension cost for the U.S. defined benefit plans includes the following as of November 1, 1997, November 2, 1996, and October 28, 1995:

                                           1997          1996           1995
                                           ----          ----           ----
     Service costs/benefits earned
      during the period                $ 1,822,381    $ 1,860,568    $ 1,337,279
     Interest costs on projected
      benefit obligations                3,716,925      3,486,859      3,320,053
     Return on plan assets             (13,413,777)    (8,793,737)    (8,189,694)
     Net amortization and deferral       9,152,326      5,377,327      5,453,920
                                       -----------    -----------    -----------
     Net periodic pension costs        $ 1,277,855    $ 1,931,017    $ 1,921,558
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

     The following table sets forth these plans' funded status at November 1, 1997:

                                        DEFINED
                                        BENEFIT
                                        PENSION       UNQUALIFIED       RABBI
                                         PLANS           PLAN           TRUST
                                      ------------    -----------    -----------
     Pension benefit obligation:
      Vested benefits                 $(47,205,512)   $(3,284,588)   $  (300,000)
      Nonvested benefits                  (995,309)             0              0
                                      ------------    -----------    -----------
     Accumulated benefit obligation   $(48,200,821)   $(3,284,588)   $  (300,000)
                                      ------------    -----------    -----------
                                      ------------    -----------    -----------

     Projected benefit obligation     $(54,775,650)   $(3,284,588)   $  (300,000)
     Market value of plan assets        62,162,848              0              0
                                      ------------    -----------    -----------
     Overfunded (unfunded)
      projected benefit obligation       7,387,198     (3,284,588)      (300,000)
     Unrecognized net gain             (13,098,229)             0              0
     Unrecognized prior service costs       30,359              0              0
                                      ------------    -----------    -----------
     Pension liability recognized
      in balance sheets               $ (5,680,672)   $(3,284,588)   $  (300,000)
                                      ------------    -----------    -----------
                                      ------------    -----------    -----------

     Assets of the salaried and hourly plans are invested primarily in U.S. government securities, common stock funds, and cash management funds. For 1997, 1996, and 1995, the discount rate and expected long-term rate of return on assets were both approximately 8.0%. The expected average rate of increase in future compensation levels used is 4.8%.

     The 401(k) plan for domestic employees and the pension plan covering Canadian employees are defined contribution plans. Total expenses under such plans for the years ended November 1, 1997, November 2, 1996, and October 28, 1995 amounted to $2,055,991, $1,926,026, and $1,477,593, respectively.

     Medical, Dental, and Accident and Sickness Benefits

     BBC provides and is partially self-insured for medical, dental, and accident and sickness benefits. BBC maintains a voluntary employee benefit association trust through which all cash used to pay claims is processed. The trust is fully funded at year-end to cover incurred but not reported claims. Therefore, neither the trust's assets nor the liability for claims is reported in the accompanying consolidated balance sheets.

  8. DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT BENEFITS

     At November 1, 1997 and November 2, 1996, the accompanying financial statements reflect liabilities for anticipated payment of deferred compensation and supplemental retirement benefits described above in the amounts of $992,151 and $1,077,086, respectively.

  9. REDEEMABLE COMMON STOCK AND STOCK SUBSCRIPTIONS RECEIVABLE

     Redeemable common stock represents shares of common stock purchased by members of management ("Management Investors"). The Management Investors have the right, prior to the earlier of an initial public offering of equity securities or the tenth anniversary of the stockholders' agreement, to put these shares to BBC in the event of their disability, involuntary termination not for cause, retirement (all as defined in the stockholders' agreement), or death for a fair value price, as defined in the stockholders' agreement. The redeemable common stock was recorded at fair value on the date of issuance. The excess of the fair value price over the original fair value is being accreted by periodic charges to retained earnings. The amounts recorded in the balance sheets represent the estimated maximum amount payable if all management investors met the specified criteria and exercised their put rights.

     During 1997, the Company redeemed 10,000 shares of redeemable common stock at the accreted value. In addition, the Company issued 20,000 shares of redeemable common stock. As a result, the number of redeemable common shares outstanding as of November 1, 1997 and November 2, 1996 was 730,000 and 720,000, respectively.

     Stock subscriptions receivable represented notes due from members of management. Interest was payable annually at a rate of 8%. The stock subscription receivable was paid as part of the recapitalization (Note 4).

10.  LEASES

     Rental expenses for operating leases were approximately $1,616,032, $1,194,880, and $1,625,000 for the years ended November 1, 1997,
     November 2, 1996, and October 28, 1995, respectively. Operating leases relate primarily to warehouse equipment. The future minimum lease payments under operating leases by fiscal year as of November 1, 1997 are approximately as follows:

                  1998                 $  946,587
                  1999                    824,543
                  2000                    385,051
                  2001                    322,675
                  2002                    237,674
                                       ----------
                                       $2,716,530
                                       ----------
                                       ----------

11.  CONTINGENCIES

     As of November 1, 1997, BBC had a number of product liability and other cases pending. At the date of this report, neither the outcome of the cases nor the amounts of any company liabilities related to these cases is known. Management believes that, considering BBC's insurance coverage and its intention to vigorously defend its position, the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

12.  MANAGEMENT STOCK OPTION PLAN

     Effective April 15, 1992, BBC's board of directors adopted a nonqualified management stock option plan (the "Plan") which provided for the granting of options to key employees of BBC to purchase up to 850,000 shares of common stock. Pursuant to the Plan, on April 15, 1992, key employees were granted options (the "Vested Options") to purchase an aggregate of 400,000 shares of common stock at an exercise price equal to $10 per share (the fair value of the stock at the grant date as determined by the board of directors). The Vested Options were fully vested at the time of grant. Additionally, on April 15, 1992, key employees were granted options (the "Performance Options") to purchase an aggregate of 400,000 shares at an exercise price equal to $10 per share. The Performance Options vested ratably over five years based on BBC's achieving certain levels of earnings performance, as defined in the Plan, and are fully vested as of November 1, 1997. During the year ended November 1, 1997, options for 10,000 shares were exercised, and options for 40,000 shares were granted. The 10,000 options exercised were for redeemable common stock and were subsequently redeemed by the Company at the accreted value. As a result, the Company had 760,000 and 730,000 options to purchase shares outstanding as of November 1, 1997 and November 2, 1996, respectively.

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan. However, it also allows an entity to continue to measure compensation cost using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income as if the fair value-based method of accounting had been applied.

     The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25 and has computed its pro forma disclosures using the appropriate assumptions in accordance with SFAS No. 123. As such, the value of the options granted since the establishment of SFAS No. 123 and their related costs would have caused the Company to recognize additional expense of $38,000 on a pro forma basis.

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

          None.

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

                              BLUE BIRD CORPORATION

                         BY    /s/ Paul E. Glaske
                            -------------------------
                                  Paul E. Glaske
                            Chairman of the Board and
                              President and Director
                               (Principal Executive
                                      Officer)

                         Date: January 27, 1998



                             BLUE BIRD BODY COMPANY

                         BY     /s/ Paul E. Glaske
                            -------------------------
                                  Paul E. Glaske
                            Chairman of the Board and
                              President and Director
                               (Principal Executive
                                      Officer)

                         Date: January 27, 1998

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



                             BLUE BIRD CORPORATION

                      SIGNATURE                                    TITLE                            DATE
                      ---------                                    -----                            ----
                 /s/ Paul E. Glaske
     -------------------------------------------         Chairman of the Board and           January 27, 1998
                    Paul E. Glaske                         President and Director
                                                       (Principal Executive Officer)


                 /s/ Bobby G. Wallace
     -------------------------------------------      Vice President, Treasurer and          January 27, 1998
                   Bobby G. Wallace                       Secretary and Director
                                                         (Principal Financial and
                                                            Accounting Officer)


               /s/ Gerald S. Armstrong
     -------------------------------------------                 Director                    January 27, 1998
                 Gerald S. Armstrong


                /s/ Alexis P. Michas
     -------------------------------------------                 Director                    January 27, 1998
                   Alexis P. Michas


                /s/ Donald C. Trauscht
     -------------------------------------------                 Director                    January 27, 1998
                  Donald C. Trauscht


                /s/ A. Clark Daugherty
     -------------------------------------------                 Director                    January 27, 1998
                  A. Clark Daugherty


                             BLUE BIRD BODY COMPANY

                      SIGNATURE                                    TITLE                            DATE
                      ---------                                    -----                            ----
                  /s/ Paul E. Glaske
     -------------------------------------------         Chairman of the Board and           January 27, 1998
                    Paul E. Glaske                         President and Director
                                                       (Principal Executive Officer)


                 /s/ Bobby G. Wallace
     -------------------------------------------      Vice President, Treasurer and          January 27, 1998
                   Bobby G. Wallace                       Secretary and Director
                                                         (Principal Financial and
                                                            Accounting Officer)


              /s/  Gerald S. Armstrong
     -------------------------------------------                 Director                    January 27, 1998
                 Gerald S. Armstrong


               /s/  Alexis P. Michas
     -------------------------------------------                 Director                    January 27, 1998
                   Alexis P. Michas


                /s/ Donald C. Trauscht
     -------------------------------------------                 Director                    January 27, 1998
                  Donald C. Trauscht


               /s/  A. Clark Daugherty
     -------------------------------------------                 Director                    January 27, 1998
                  A. Clark Daugherty


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

                                 EXHIBIT INDEX


  EXHIBIT
    NO.                                                                                                                PAGE
  -------                                                                                                              ----

       3.1   Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                     --

       3.2   By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
             Statement on Form S-1 No. 33-9544 filed September 11, 1992).                                                --

       3.3   Restated Certificate of Incorporation of BBC (incorporated by reference to Exhibit 3.3 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                     --

       3.4   By-laws of BBC (incorporated by reference to Exhibit 3.4 to the Registrant's Registration
             Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                               --

       4.1   Indenture dated as of November 15, 1996 by and among the Company, BBC and the Chase Manhattan
             Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
             Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                                --

       4.2   Form of Exchange Note (contained in Exhibit 4.1 as Exhibit A-2 thereto).                                    --

       4.3   Purchase Agreement dated November 13, 1996 by and among the Company, BBC and Merrill Lynch and BT
             Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
             Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                                --

      10.1   Registration Rights Agreement dated as of November 19, 1996 by and among the Company, BBC and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated and BT Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No. 333-17515
             filed December 9, 1996).                                                                                    --

      10.2   First Amended and Restated Credit Agreement dated as of November 15, 1996 by and among the
             Company, BBC, the lenders listed on the signature pages thereto and Bankers Trust Company, as
             Administrative Agent and Merrill Lynch & Co., as Syndication Agent, including all exhibits thereto
             (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4
             No. 333-17515 filed December 9, 1996).                                                                      --

      10.3   Amended and Restated Loan Agreement by and among Blue Bird Capital Corporation and LaSalle
             National Bank, as agent, and the several financial institutions from time to time parties to the agreement dated as of March 29, 1996 (incorporated by reference to Exhibit 10.22 to the
             Registrant's Form 10-Q No. 033-49544 filed June 11, 1996).                                                  --




      10.4   Executive Employment Agreement dated April 15, 1992 between Paul E. Glaske and the Company
             (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
             No. 33-49544 filed September 11, 1992).                                                                     --

      10.5   Supplemental Retirement Plan of the Company (incorporated by reference to Exhibit 10.3 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                     --

      10.6   Form of Noncompetition and Nonsolicitation Agreement with Albert L. Luce, Jr. and Joseph P. Luce
             (incorporated by reference to Exhibit 10.5 to the Registrant's
             Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                  --

      10.7   ML Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit
             10.10 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11,
             1992).                                                                                                      --

      10.8   Management Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to
             Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September
             11, 1992).                                                                                                  --

      10.9   Stockholders' Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit 10.14 to
             the Registrant's Registration Statement on Form S-1 No.33-49544 filed September 11, 1992).                  --

     10.10   BBC Management Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's
             Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                  --

     10.11   Form of Vested Option Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's
             Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                  --

     10.12   Form of Performance Option Agreement (incorporated by reference to Exhibit 10.17 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                     --

     10.13   Chassis Supply Agreement dated as of May 8, 1991 between the Company and General Motors
             Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement
             on Form S-1 No. 33-49544 filed September 11, 1992).                                                         --

     10.14   Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company
             (incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal
             year ended October 30, 1993 filed January 28, 1994).                                                        --

     10.15   Amendment dated October 15, 1994, amending Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the





             Company (incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the
             fiscal year ended October 29, 1994 and filed January 27, 1995).                                             --

     10.16   Amended and Restated Vested Option Agreement dated September 13, 1994 between Bobby G.Wallace and the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K
             for the fiscal year ended October 29, 1994 filed January 27, 1995).                                         --

      12.1   Statements re Computation of Ratios.*                                                                       --

      21.1   Subsidiaries of BBC and the Company (incorporated by reference to Exhibit 21.1 to Registrant's
             Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                   --

      27     Financial Data Schedule.*

------------------------

*   Filed herewith