Form 10-Q
period 1998-01-31
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1998-03-17
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended January 31, 1998

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

     As of March 1, 1998, 8,434,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                         For the Three-Month Period
                            Ended January 31, 1998

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of January 31, 1998 and
             November 1, 1997 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month periods
             ended January 31, 1998 and
             February 1, 1997 ..................................... 2


          Condensed Consolidated Statements of
             Cash Flows for the three-month
             periods ended January 31, 1998
             and February 1, 1997 ................................. 3

          Notes to Condensed Consolidated
             Financial Statements ................................. 4


Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ........................................... 6

Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk .................................... 7


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings ......................................  8

Item 6.   Exhibits and Reports on Form 8-K .......................  8

          Signatures .............................................  9

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  JANUARY 31, 1998 AND NOVEMBER 1, 1997
                            ($ IN THOUSANDS)

                                       JANUARY 31,     NOVEMBER 1,
                                          1998            1997
                                       ---------      ----------
                                      (UNAUDITED)
                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    4,659    $   31,031
 Trade receivables                         16,143        16,515
 Leases receivable                         44,669        43,116
 Inventories                              105,471        76,385
 Prepaid expenses                           2,702         1,611
 Other current assets                       1,792         1,703
                                         --------      --------
     Total current assets                 175,436       170,361

LEASES RECEIVABLE, NONCURRENT              57,431        59,207

PROPERTY, PLANT, AND EQUIPMENT             69,045        68,604
 Less accumulated depreciation            (31,939)      (30,503)
                                         --------      --------
  Property, plant, and equipment, net      37,106        38,101

GOODWILL AND DEBT ISSUE COSTS             162,463       162,463
 Less accumulated amortization            (23,770)      (22,494)
                                         --------      --------
   Goodwill & debt issue costs, net       138,693       139,969
                                         --------      --------
OTHER ASSETS                                4,775         4,862
                                         --------      --------
    Total assets                       $  413,441    $  412,500
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $    5,500    $        0
 Current portion of long-term debt         13,750        12,750
 Accounts payable                          24,465        21,708
 Income taxes payable                          39            42
 Deferred income taxes                      2,340         4,474
 Other current liabilities                 28,808        32,116
                                         --------      --------
   Total current liabilities               74,902        71,090

LONG-TERM DEBT                            336,881       339,563

DEFERRED INCOME TAXES                       5,974         4,612

OTHER LIABILITIES                          21,842        21,678

REDEEMABLE COMMON STOCK, NET               19,131        20,676
                                         --------      --------
   Total liabilities                      458,730       457,619
                                         --------      --------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
   25,000,000 shares authorized;
   7,704,778 shares outstanding                77            77
 Additional paid-in capital                77,023        77,023
 Retained (deficit) earnings             (119,164)     (119,206)
 Other stockholders' (deficit) equity      (3,225)       (3,013)
                                         --------      --------
    Total stockholders' (deficit) equity  (45,289)      (45,119)
                                         --------      --------
    Total liabilities and
    stockholders' (deficit) equity     $  413,441    $  412,500
                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE-MONTH PERIODS ENDED
                 JANUARY 31, 1998 AND FEBRUARY 1, 1997

                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED

                            JANUARY 31,   FEBRUARY 1,
                               1998          1997
                            ----------    ----------
                            (UNAUDITED)   (UNAUDITED)



Net sales                    $   90,901    $   84,107

Cost of goods sold               74,615        69,560
                               --------      --------

   Gross profit                  16,286        14,547

Selling, general and
  administrative expense         11,227        10,790

Amortization of goodwill
  and other intangibles             960           960

Nonrecurring items                    0        16,506
                               --------      --------
Operating income (loss)           4,099       (13,709)

Interest income                   1,939         1,534

Interest and debt issue
  expense                        (8,462)       (7,554)

Other income (expense)              298           237
                               --------      --------
(Loss) income before
 income taxes                    (2,126)      (19,492)

(Benefit) provision
 from income taxes                 (622)      (12,992)
                               --------      --------

Net (loss) income before
 extraordinary items             (1,504)       (6,500)

Extraordinary item - loss on
 early extinguishment of debt         0        (2,986)
                               --------      --------
Net (loss) income             $  (1,504)    $  (9,486)
                               ========      ========

The accompanying notes are an integral part of these consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997
                           ($ IN THOUSANDS)

                                                    THREE MONTHS ENDED

                                                JANUARY 31,   FEBRUARY 1,
                                                   1998          1997
                                                 ---------     ---------
                                                (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $ (1,504)      $ (9,486)
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt         0          4,755
   Depreciation and amortization                    2,834          2,824
   Increase (decrease) in cash surrender value
      of life insurance                                 1             (9)
   Deferred income taxes                             (772)            98
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables           372           (633)
   (Increase) decrease in inventories             (29,086)       (19,017)
   (Increase) decrease in prepaid expenses         (1,091)        (3,197)
   Increase (decrease) in accounts payable          2,757         (7,365)
   Increase (decrease) in income taxes payable         (3)        (9,270)

   Other                                           (3,111)        (9,474)
                                                  -------        -------
     Total adjustments                            (28,099)       (41,288)
                                                  -------        -------
   Net cash used in operating activities          (29,603)       (50,774)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions       (593)          (855)
   (Increase) decrease in leases receivable           223         (1,576)
                                                  -------        -------
   Net cash used in investing activities             (370)        (2,431)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers       6,000         14,400
   Borrowing on long-term debt                          0        274,699
   Repayment of long-term debt                     (2,188)       (86,000)
   Dividends paid                                       0       (185,345)
   Debt prepayment premium                              0         (3,369)
   Debt issuance costs                                  0         (9,416)
   Proceeds from management notes                       0          3,800
                                                  -------        -------
   Net cash provided by
     financing activities                           3,812          8,769
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (211)           (66)
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (26,372)       (44,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   31,031         46,253
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   4,659      $   1,751
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $  11,039      $   5,142
                                                  =======        =======
    Cash income taxes paid                      $     162      $   9,620
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

                 BLUE BIRD CORPORATION AND SUBSIDIARIES

                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements of Blue Bird Corporation and subsidiaries ("BBC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the joint annual report of BBC and Blue Bird Body Company on Form 10-K for the fiscal year ended November 1, 1997.

     The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.


     FISCAL YEAR

     BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal years 1998 and 1997 both contain 52 weeks.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3,200,000 higher at January 31, 1998 and approximately $2,900,000 higher at November 1, 1997.

     The components of inventory consist of the following at January 31, 1998 and November 1, 1997 (dollars in thousands):

                                1998            1997
                                ----            ----
     Raw materials           $ 31,243         $22,251
     Work in process           45,009          26,792
     Finished goods            29,219          27,342
                               ------          ------
                             $105,471         $76,385
                             ========         =======


3.   CONTINGENCIES

     PENDING LITIGATION AND INSURANCE PROGRAM

     As of January 31, 1998, a number of product liability cases were
     pending against a subsidiary of BBC.   Neither the outcome of
     certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

4.   RECAPITALIZATION

     During November 1996, Blue Bird was recapitalized, resulting in the repayment of the then-existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The then-existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million
     General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.

     The Company quarterly records an adjustment to the redeemable common stock based on an estimated Company valuation net of outstanding debt in accordance with the formula in the stockholders' agreement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS
     ENDED FEBRUARY 1, 1997

Net sales for the quarter ended January 31, 1998, were $90.9 million, an increase of $6.8 million or 8.1% compared to the
corresponding period in 1997.   This increase was due to more
deliveries during the current reporting period as compared to the 1997 period.

Gross profit increased to $16.3 million in the first quarter of 1998 from $14.5 million in the first quarter of 1997, an increase of $1.8 million or 12.4% as a result of higher sales volume. The gross margin increased to 17.9% compared to 17.3% in the 1997 period due to increased deliveries of Commercial units and increased service parts sales.

Selling, general and administrative expenses increased to $11.2 million from $10.8 million in the 1997 period, an increase of $.4 million or 4.0%. This increase was due primarily to increased engineering and selling expenses. Nonrecurring general and administrative charges of $16.5 million were taken in the prior year at the time of the recapitalization.

Interest and debt issue expense increased to $8.5 million in the current period from $7.6 million in the prior year period due to the increased average debt in the current period as compared to the prior period.

The benefit for income taxes was $.6 million in the current period compared to $13.0 million in the 1997 period which reflected the tax effects of the recapitalization. The higher effective tax rate for 1997 was a result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the dividend paid to shareholders in the recapitalization being deductible for tax purposes as well as the tax benefit related to the ordinary loss and the nonrecurring charge.

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


     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three month period of fiscal 1998 was $29.6 million. This amount reflects the customary seasonal increase in inventory, slightly offset by a related increase in accounts payable. The Company's principal sources of funds during this period were cash and cash equivalents on hand at year-end and borrowings on the Bankers Trust revolving line of credit.

During November 1996, Blue Bird was recapitalized, resulting in the repayment of the then-existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The then-existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million
General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.


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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

Not applicable.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

Reference is made to BBC's and the Predecessor's Joint Annual
Report on Form 10-K for the fiscal year ended November 1, 1997 for a description of certain legal proceedings to which BBC or the Predecessor is a party.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrants during the quarter ended January 31, 1998.

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

Date: March 16, 1998                 Date: March 16, 1998


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

Date: March 16, 1998                Date: March 16, 1998