Form 10-Q
period 1998-05-02
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1998-06-16
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended May 2, 1998

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

     As of June 1, 1998, 8,434,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                  For the Three-Month and Six-Month Periods
                              Ended May 2, 1998

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of May 2, 1998 and
             November 1, 1997 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and
             six-month periods ended May 2, 1998 and
             May 3, 1997  ......................................... 2


          Condensed Consolidated Statements of
             Cash Flows for the six-month
             periods ended May 2, 1998
             and May 3, 1997 ...................................... 3

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

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                       MAY 2, 1998 AND NOVEMBER 1, 1997
                            ($ IN THOUSANDS)

                                          MAY 2,       NOVEMBER 1,
                                          1998            1997
                                       ---------      ----------
                                      (UNAUDITED)
                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    3,979    $   31,031
 Trade receivables                         15,522        16,515
 Leases receivable                         44,399        43,116
 Inventories                              172,659        76,385
 Prepaid expenses                           2,449         1,611
 Other current assets                       2,320         1,703
                                         --------      --------
     Total current assets                 241,328       170,361

LEASES RECEIVABLE, NONCURRENT              58,058        59,207

PROPERTY, PLANT, AND EQUIPMENT             69,498        68,604
 Less accumulated depreciation            (33,260)      (30,503)
                                         --------      --------
  Property, plant, and equipment, net      36,238        38,101

GOODWILL AND DEBT ISSUE COSTS             162,463       162,463
 Less accumulated amortization            (25,047)      (22,494)
                                         --------      --------
   Goodwill & debt issue costs, net       137,416       139,969
                                         --------      --------
OTHER ASSETS                                4,729         4,862
                                         --------      --------
    Total assets                       $  477,769    $  412,500
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $   33,200    $        0
 Current portion of long-term debt         13,750        12,750
 Accounts payable                          51,057        21,708
 Income taxes payable                          78            42
 Deferred income taxes                      2,615         4,474
 Other current liabilities                 43,553        32,116
                                         --------      --------
   Total current liabilities              144,253        71,090

LONG-TERM DEBT                            331,098       339,563

DEFERRED INCOME TAXES                       5,772         4,612

OTHER LIABILITIES                          22,028        21,678

REDEEMABLE COMMON STOCK, NET               18,526        20,676
                                         --------      --------
   Total liabilities                      521,677       457,619
                                         --------      --------

STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock, $.01 par value;
   25,000,000 shares authorized;
   7,704,778 shares outstanding                77            77
 Additional paid-in capital                77,023        77,023
 Retained earnings (deficit)             (117,772)     (119,206)
 Other stockholders' (deficit) equity      (3,236)       (3,013)
                                         --------      --------
    Total stockholders' (deficit) equity  (43,908)      (45,119)
                                         --------      --------
    Total liabilities and
    stockholders' (deficit) equity     $  477,769    $  412,500
                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE-MONTH AND SIX-MONTH PERIODS
                       MAY 2, 1998 AND MAY 3, 1997

                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED         SIX MONTHS ENDED

                             MAY 2,        MAY 3,       MAY 2,       MAY 3,
                              1998          1997         1998         1997
                           ----------   ----------    ---------   ----------
                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)



Net sales                  $  102,713    $   94,808   $  193,614   $  178,915

Cost of goods sold             82,553        76,700      157,168      146,260
                             --------      --------    ---------    ----------

   Gross profit                20,160        18,108       36,446       32,655

Selling, general and
  administrative expense       11,474        11,558       22,701       22,348

Amortization of goodwill
  and other intangibles           960           960        1,920        1,920

Nonrecurring items                  0             0            0       16,506
                             --------      --------     --------     --------
Operating (loss) income         7,726         5,590       11,825       (8,119)

Interest income                 1,690         1,408        3,629        2,942

Interest and debt issue
  expense                      (8,636)       (8,595)     (17,098)     (16,149)

Other income (expense)            307           568          605          805
                             --------      --------     --------     --------
(Loss) income before
 income taxes                   1,087        (1,029)      (1,039)     (20,521)

(Benefit) provision
 from income taxes                300          (256)        (322)     (13,248)
                             --------      --------     --------     --------

Net (loss) income before
 extraordinary items              787          (773)        (717)      (7,273)

Extraordinary item - loss on
 early extinguishment of debt       0             0             0      (2,986)
                             --------      --------      --------    --------
Net (loss) income           $     787    $    (773)     $    (717)  $ (10,259)
                             ========      ========      ========    ========

The accompanying notes are an integral part of these consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX-MONTH PERIODS ENDED MAY 2, 1998 AND MAY 3, 1997
                           ($ IN THOUSANDS)

                                                     SIX MONTHS ENDED

                                                   MAY 2,        MAY 3,
                                                    1998          1997
                                                 ---------     ---------
                                                (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $   (717)     $ (10,259)
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt         0          4,755
   Depreciation and amortization                    5,782          5,668
   Increase (decrease) in cash surrender value
      of life insurance                                11            (10)
   Deferred income taxes                             (699)           (17)
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables           993         (3,386)
   (Increase) decrease in inventories             (96,274)       (83,031)
   (Increase) decrease in prepaid expenses           (838)        (1,610)
   Increase (decrease) in accounts payable         29,349         25,074
   Increase (decrease) in income taxes payable         36         (9,227)
   Other                                           11,239         (4,721)
                                                  -------        -------
     Total adjustments                            (50,401)       (66,505)
                                                  -------        -------
   Net cash used in operating activities          (51,118)       (76,764)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions     (1,303)        (3,126)
   (Increase) decrease in leases receivable          (134)        (7,744)
                                                  -------        -------
   Net cash used in investing activities           (1,437)       (10,870)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers      31,100         49,500
   Borrowing on long-term debt                          0        274,699
   Repayment of long-term debt                     (5,375)       (86,000)
   Dividends paid                                       0       (185,345)
   Debt prepayment premium                              0         (3,369)
   Debt issuance costs                                  0         (9,693)
   Proceeds from management notes                       0          3,800
                                                  -------        -------
   Net cash provided by
     financing activities                          25,725         43,592
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (222)          (713)
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (27,052)       (44,755)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   31,031         46,253
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   3,979      $   1,498
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $  16,554      $  10,438
                                                  =======        =======
    Cash income taxes paid                      $     312      $   9,850
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


     FISCAL YEAR

     BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal years 1998 and 1997 each contain 52 weeks.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3,500,000 higher at May 2, 1998 and approximately $2,900,000 higher at November 1, 1997.

     The components of inventory consist of the following at May 2, 1998 and November 1, 1997 (dollars in thousands):

                                1998            1997
                                ----            ----
     Raw materials           $ 37,496         $22,251
     Work in process           71,785          26,792
     Finished goods            63,378          27,342
                               ------          ------
                             $172,659         $76,385
                             ========         =======


3.   CONTINGENCIES

     PENDING LITIGATION AND INSURANCE PROGRAM

     As of May 2, 1998, a number of product liability cases were pending against a subsidiary of BBC. Neither the outcome of certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

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

5.   REDEEMABLE COMMON STOCK

     The Company quarterly records an adjustment to the redeemable common stock based on an estimated Company valuation net of outstanding debt in accordance with the formula in the stockholders' agreement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MAY 2, 1998 COMPARED TO THREE MONTHS
     ENDED MAY 3, 1997

Net sales for the quarter ended May 2, 1998, were $102.7 million, an increase of $7.9 million or 8.3% compared to the corresponding period in 1997. This increase was due to more deliveries during the current reporting period as compared to the 1997 period as well as a higher average selling price per unit in 1998.

Gross profit increased to $20.2 million in the second quarter of 1998 from $18.1 million in the second quarter of 1997, an increase of $2.1 million or 11.6% as a result of higher sales volume. Gross margin increased to 19.6% compared to 19.1% in the 1997 period, due to the mix of units delivered having higher gross margin compared to the prior year.

Selling, general and administrative expenses decreased to $11.5 million from $11.6 million in the 1997 period, a decrease of $.1 million or .9%. This decrease was due primarily to lower warranty costs.

Interest and debt issue expense of $8.6 million in the current period was the same as the prior year period.

The provision for income taxes was $.3 million in the current period compared to a benefit of $.3 million in the 1997 period. The benefit in 1997 resulted from the net loss incurred for the period.

     SIX MONTHS ENDED MAY 2, 1998 COMPARED TO SIX MONTHS ENDED MAY 3, 1997

Net sales for the six months ended May 2, 1998, were $193.6 million, an increase of $14.7 million or 8.2% compared to the corresponding period in 1997. This increase was due to more deliveries during the current reporting period as compared to the 1997 period as well as a higher average selling price per unit in 1998.

Gross profit increased to $36.4 million in the current period as compared to $32.6 million in the 1997 period. This was an increase of $3.8 million or 11.7% was due to higher sales volume. Gross margin increased to 18.8% compared to 18.3% in the 1997 period due to the mix of units delivered having a higher gross margin compared to the prior year.

Selling, general and administrative expenses increased to $22.7 million from $22.3 million in the 1997 period, an increase of $.4 million or 1.8%. The increase was due primarily to increased engineering and selling expenses. Nonrecurring general and administrative charges of $16.5 million were taken in the prior year at the time of the recapitalization.

Interest and debt issue expense increased to $17.1 million in the current period from $16.1 million in the prior year period due to the increased average debt in the current period as compared to the prior period.

The benefit for income taxes was $.3 million in the current period compared to $13.2 million in the 1997 period which reflected the tax effects of the recapitalization. The higher benefit and effective tax rate for 1997 were a result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the dividend paid to shareholders in the recapitalization being deductible for tax purposes as well as the tax benefit related to the ordinary loss and the nonrecurring charge.

The extraordinary loss of $3.0 million, net of a tax benefit of $1.8 million, occurring in the 1997 period was due to the early extinguishment of $50 million of Subordinated Notes as part of the recapitalization.


FINANCIAL CONDITION

     WORKING CAPITAL

The Company's working capital needs are seasonal. Working capital and related bank borrowings are lowest immediately after heavy school bus deliveries late in the fourth fiscal quarter. Beginning in December or January, working capital and related bank borrowings typically start to increase as parts are purchased or manufactured and distributed to the assembly plants for assembly into buses. The Company tries to build buses as close to expected delivery time as possible. Inventory is at its highest during May, June and July prior to heavy seasonal deliveries.

     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six month period of fiscal 1998 was $51.1 million. This amount reflects the customary seasonal increase in inventory, offset in part by a related increase in accounts payable. Scheduled repayments of the term debt used additional funds of $5.4 million. The Company's principal sources of funds during this period were cash and cash equivalents on hand at the beginning of the year and borrowings on the Bankers Trust revolving line of credit to date. One of the Company's subsidiaries, Blue Bird Capital Corporation, has extended its revolving credit agreement with LaSalle National Bank until March 31, 2001, thereby extending the maturity date on the LaSalle revolving debt until the same date.

During November 1996, Blue Bird was recapitalized, resulting in the repayment of the then existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.



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


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrants during the quarter ended May 2, 1998.

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

Date: June 16, 1998                 Date: June 16, 1998


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

Date: June 16, 1998                  Date: June 16, 1998