Form 10-Q
period 1998-08-01
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1998-09-15
CIK 889469, 889468

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/x/ JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended August 1, 1998

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

     As of September 1, 1998, 8,434,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                            BLUE BIRD CORPORATION
                           BLUE BIRD BODY COMPANY

                        Quarterly Report on Form 10-Q
                  For the Three-Month and Nine-Month Periods
                              Ended August 1, 1998

                             Table of Contents


                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
             as of August 1, 1998 and
             November 1, 1997 ..................................... 1

          Condensed Consolidated Statements of
             Income for the three-month and
             nine-month periods ended August 1, 1998 and
             August 2, 1997 ....................................... 2

          Condensed Consolidated Statements of
             Cash Flows for the nine-month
             periods ended August 1, 1998
             and August 2, 1997 ................................... 3

          Notes to Condensed Consolidated
             Financial Statements ................................. 4


Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ........................................... 6

Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk .................................... 9


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings ......................................  9

Item 6.   Exhibits and Reports on Form 8-K .......................  9

          Signatures ............................................. 10

                  BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   AUGUST 1, 1998 AND NOVEMBER 1, 1997
                            ($ IN THOUSANDS)

                                        AUGUST 1,      NOVEMBER 1,
                                          1998            1997
                                       ---------      ----------
                                      (UNAUDITED)
                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $    8,677    $   31,031
 Trade receivables                         36,629        16,515
 Leases receivable                         41,906        43,116
 Inventories                              180,526        76,385
 Prepaid expenses                           1,938         1,611
 Other current assets                       2,450         1,703
                                         --------      --------
     Total current assets                 272,126       170,361

LEASES RECEIVABLE, NONCURRENT              56,469        59,207

PROPERTY, PLANT, AND EQUIPMENT             70,173        68,604
 Less accumulated depreciation            (34,636)      (30,503)
                                         --------      --------
  Property, plant, and equipment, net      35,537        38,101

GOODWILL AND DEBT ISSUE COSTS             162,463       162,463
 Less accumulated amortization            (26,323)      (22,494)
                                         --------      --------
   Goodwill & debt issue costs, net       136,140       139,969
                                         --------      --------
OTHER ASSETS                                4,642         4,862
                                         --------      --------
    Total assets                       $  504,914    $  412,500
                                         ========      ========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Revolving credit facilities           $   45,800    $        0
 Current portion of long-term debt         14,750        12,750
 Accounts payable                          54,562        21,708
 Income taxes payable                       1,690            42
 Deferred income taxes                      5,832         4,474
 Other current liabilities                 42,149        32,116
                                         --------      --------
   Total current liabilities              164,783        71,090

LONG-TERM DEBT                            328,516       339,563

DEFERRED INCOME TAXES                       5,565         4,612

OTHER LIABILITIES                          22,211        21,678

REDEEMABLE COMMON STOCK, NET               18,357        20,676
                                         --------      --------
   Total liabilities                      539,432       457,619
                                         --------      --------

STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock, $.01 par value;
   25,000,000 shares authorized;
   7,704,778 shares outstanding                77            77
 Additional paid-in capital                77,023        77,023
 Retained earnings (deficit)             (107,870)     (119,206)
 Other stockholders' (deficit) equity      (3,748)       (3,013)
                                         --------      --------
    Total stockholders' (deficit) equity  (34,518)      (45,119)
                                         --------      --------
    Total liabilities and
    stockholders' (deficit) equity     $  504,914    $  412,500
                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                 BLUE BIRD CORPORATION AND SUBSIDIARIES
                 BLUE BIRD BODY COMPANY AND SUBIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                 ENDED AUGUST 1, 1998 AND AUGUST 2, 1997

                             ($ IN THOUSANDS)

                              THREE MONTHS ENDED         NINE MONTHS ENDED

                             AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,
                              1998          1997         1998         1997
                           ----------   ----------    ---------   ----------
                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)



Net sales                  $  200,558    $  193,672   $  394,172   $  372,587

Cost of goods sold            165,582       160,162      322,750      306,422
                             --------      --------    ---------    ----------

   Gross profit                34,976        33,510       71,422       66,165

Selling, general and
  administrative expenses      11,932        11,703       34,633       34,051

Amortization of goodwill
  and other intangibles           960           960        2,880        2,880

Nonrecurring items                  0             0            0       16,506
                             --------      --------     --------     --------
Operating income               22,084        20,847       33,909       12,728

Interest income                 1,694         1,440        5,323        4,382

Interest and debt issue
  expense                      (9,357)       (9,371)     (26,455)     (25,520)

Other income (expense)            139           369          744        1,174
                             --------      --------     --------     --------
Income (loss) before
 income taxes                  14,560        13,285       13,521       (7,236)

Provision (benefit)
 for income taxes               4,827         4,920        4,505       (8,328)
                             --------      --------     --------     --------

Net income before
 extraordinary items            9,733         8,365        9,016        1,092

Extraordinary item - loss on
 early extinguishment of debt       0             0             0      (2,986)
                             --------      --------      --------    --------
Net income (loss)           $   9,733    $    8,365     $   9,016   $  (1,894)
                             ========      ========      ========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                   BLUE BIRD CORPORATION AND SUBSIDIARIES
                  BLUE BIRD BODY COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE-MONTH PERIODS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
                           ($ IN THOUSANDS)

                                                     NINE MONTHS ENDED

                                                  AUGUST 1,     AUGUST 2,


                                                    1998          1997
                                                 ---------     ---------
                                                (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $  9,016      $  (1,894)
                                                  -------        -------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Extraordinary loss on extinguishment of debt         0          4,755
   Depreciation and amortization                    8,664          8,488
   Increase (decrease) in cash surrender value
      of life insurance                               (76)          (109)
   Deferred income taxes                            2,311         (1,205)
Changes in operating assets and liabilities:
   (Increase) decrease in trade receivables       (20,114)       (19,724)
   (Increase) decrease in inventories            (104,141)       (81,509)
   (Increase) decrease in prepaid expenses           (327)          (780)
   Increase (decrease) in accounts payable         32,854         25,050
   Increase (decrease) in income taxes payable      1,648         (9,214)
   Other                                           10,229          9,003
                                                  -------        -------
     Total adjustments                            (68,952)       (65,245)
                                                  -------        -------
   Net cash used in operating activities          (59,936)       (67,139)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions     (2,369)        (4,759)
   (Increase) decrease in leases receivable         3,948        (13,241)
                                                  -------        -------
   Net cash used in investing activities            1,579        (18,000)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on working capital revolvers      45,300         52,200
   Borrowing on long-term debt                          0        274,699
   Repayment of long-term debt                     (8,563)       (89,375)
   Dividends paid                                       0       (185,345)
   Debt prepayment premium                              0         (3,369)
   Debt issuance costs                                  0         (9,695)
   Proceeds from management notes                       0          3,800
                                                  -------        -------
   Net cash provided by
     financing activities                          36,737         42,915
                                                  -------        -------
EFFECT OF EXCHANGE RATE FLUCTUATIONS                 (734)          (415)
                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (22,354)       (42,639)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   31,031         46,253
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   8,677      $   3,614
                                                  =======        =======
SUPPLEMENTAL INFORMATION:

    Cash interest paid                          $  28,102      $  22,232
                                                  =======        =======
    Cash income taxes paid                      $     456      $  10,044
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

2.   INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3.8 million higher at August 1, 1998 and approximately $2.9 million higher at November 1, 1997.

The components of inventory consist of the following at August 1, 1998 and November 1, 1997 (dollars in thousands):

                     1998         1997
                  --------    ---------
Raw materials     $ 38,445      $22,251
Work in process     63,488       26,792
Finished goods      78,593       27,342
                  --------    ---------
                  $180,526      $76,385
                  ========    =========

3.   CONTINGENCIES

Pending Litigation and Insurance Program

As of August 1, 1998, a number of product liability cases were pending against
a subsidiary of BBC.   Neither the outcome of certain cases nor the amounts of
any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED AUGUST 1, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 2, 1997

Net sales for the quarter ended August 1, 1998, were $200.6 million compared to $193.7 million for the corresponding period in 1997. The increase was due to a higher average selling price per unit in 1998.

Gross profit increased to $35.0 million in the third quarter of 1998 from $33.5 million in the third quarter of 1997, an increase of $1.5 million or 4.5% due to higher sales volume. The gross margin of 17.4% was in line with the 1997 period gross margin of 17.3%.

Selling, general and administrative expenses increased to $11.9 million from $11.7 million in the 1997 period, an increase of $.2 million or 1.7%. The increase was related to increased R&D costs associated with new product development and introduction.

Interest income increased to $1.7 million from $1.4 million in the 1997 period, an increase of $.3 million or 21.4%. The increase was due to a larger average lease portfolio balance in the current year.

The provision for income taxes was $4.8 million in the current period compared to a provision of $4.9 million in the 1997 period. The decrease in the provision was due to the lower effective tax rate in the current year period, reflecting increased tax exempt interest income.

     NINE MONTHS ENDED AUGUST 1, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 2,
1997

Net sales for the nine months ended August 1, 1998, were $394.2 million, an increase of $21.6 million or 5.8% compared to the corresponding period in 1997.

This increase was due to a higher average selling price per unit in 1998.

Gross profit increased to $71.4 million in the current period as compared to $66.2 million in the 1997 period. This was an increase of $5.2 million or 7.9% due to higher sales volume and gross margin. The gross margin increased to 18.1% compared to 17.8% in the 1997 period due to the mix of units delivered having a higher gross margin compared to prior year.

Selling, general and administrative expenses increased to $34.6 million from $34.1 million in the 1997 period, an increase of $.5 million or 1.5% related to increased sales activity. Nonrecurring general and administrative charges of $16.5 million were taken in the prior year at the time of the recapitalization.

Interest income increased to $5.3 million from $4.4 million in the 1997 period, an increase of $.9 million or 20.5%. The increase was due to a larger average lease portfolio balance compared to 1997.

Interest expense increased to $26.5 million in the current period from $25.5 million in the prior year period due to the increased average debt in the current period to support the larger lease portfolio.

The provision for income taxes was $4.5 million in the current period compared to a benefit for income taxes of $8.3 million in the 1997 period. The 1997 period reflected a loss. The higher effective tax rate for 1997 was result of the combined effect of certain tax benefits, in particular, the tax benefit related to a portion of the dividend paid to shareholders in the recapitalization being deductible for tax purposes as well as the tax benefit related to the ordinary loss and the nonrecurring charge.

The extraordinary loss of $3.0 million, net of a tax benefit of $1.8 million, occurring in the 1997 period was due to the early extinguishment of $50 million of Subordinated Notes as part of the recapitalization.


     YEAR 2000

As a result of certain computer programs being written using two digits rather than four to define the applicable year, information systems that have date sensitive software may be unable to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000 (the "Year 2000 Problem"). The Year 2000 Problem, which is common to most businesses, could, if not resolved, have a detrimental effect on the Company's operations, and interfere with the Company's ability to engage in normal business activities. If unremedied, the Year 2000 Problem could result in systems failures or miscalculations causing disruptions, including, among other things, a temporary slowdown of manufacturing operations due to parts shortages and, consequently, a temporary inability to delivery buses to customers.

In 1993, the Company began a company-wide assessment of the vulnerability of its systems to the Year 2000 Problem and began modifying all affected software.

Approximately 90% of the software used by the Company was developed and is maintained in-house. All software systems have been reviewed to determine Year 2000 compliance. The Company currently expects to have most of the necessary revisions and testing to such systems and processes completed by December 31, 1998. Hardware and network systems review is scheduled for completion in early 1999. The Company is also in the process of surveying major vendors and customers to determine their efforts toward resolution of the Year 2000 Problem. The Company currently has no specific written contingency plan in the event either the Company or its significant vendors or customers have not remedied the Year 2000 Problem; however, management of the Company is in the process of developing a contingency plan and anticipates completing such plan in 1999.

Since 1993, the Company has treated the costs associated with modifying affected systems as on-going software maintenance; accordingly, no separate budget or historic costs have seen set or maintained. The Company believes that the remaining costs associated with completion of the internal resolution of the Year 2000 Problem will not have a material effect on the financial position, liquidity or results of operations of the Company.

Although the Company believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations caused by the Year 2000 Problem, it can make no assurance that the Company will be successful in such efforts, or that its major vendors or customers will successfully modify or replace their affected systems or that such failures would not have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources in the future.


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

     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine month period of fiscal 1998 was $59.9 million. This amount reflects the customary seasonal increase in trade receivables and inventory, partially offset by a related increase in accounts payable. Scheduled repayments of the term debt during the period used additional funds of $8.6 million. The Company's principal sources of funds during this period were cash and cash equivalents on hand at the beginning of the fiscal year, borrowings on the Bankers Trust revolving line of credit during the period and funds generated by current operations. One of the Company's subsidiaries, Blue Bird Capital Corporation, has exercised its option to extend its revolving credit agreement with LaSalle National Bank until March 31, 2001, thereby extending the maturity date on the LaSalle revolving debt until the same date.

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


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrants during the quarter ended August 1, 1998.

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

Date: September 15, 1998                 Date: September 15, 1998


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

Date: September 15, 1998                  Date: September 15, 1998