Form 10-K405
period 1998-10-31
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1999-01-29
CIK 889469, 889468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

             JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

             THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                            ------------------------

      COMMISSION FILE NUMBER 33-49544-01                 COMMISSION FILE NUMBER 33-49544
             BLUE BIRD CORPORATION                           BLUE BIRD BODY COMPANY
       ---------------------------------                ---------------------------------
         (Exact name of registrant as                     (Exact name of registrant as
           specified in its charter)                        specified in its charter)

                   DELAWARE                                          GEORGIA
       ---------------------------------                ---------------------------------
         (State or other jurisdiction                     (State or other jurisdiction
       of incorporation or organization)                of incorporation or organization)

                  13-3638126                                       58-0813156
       ---------------------------------                ---------------------------------
     (I.R.S. Employer Identification No.)             (I.R.S. Employer Identification No.)

              3920 ARKWRIGHT ROAD                              3920 ARKWRIGHT ROAD
             MACON, GEORGIA 31210                             MACON, GEORGIA 31210
       ---------------------------------                ---------------------------------
        (Address of principal executive                  (Address of principal executive
          offices including ZIP code)                      offices including ZIP code)

                (912) 757-7100                                   (912) 757-7100
       ---------------------------------                ---------------------------------
        (Registrant's telephone number,                  (Registrant's telephone number,
             including area code)                             including area code)

                  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                     NONE                                             NONE
       ---------------------------------                ---------------------------------
               (Title of class)                                 (Title of class)

                  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     NONE                                             NONE
       ---------------------------------                ---------------------------------
               (Title of class)                                 (Title of class)

                            ------------------------

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

    As of January 1, 1999, 9,204,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

    BLUE BIRD BODY COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION. BLUE BIRD BODY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-K APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Blue Bird Body Company ("Blue Bird" or the "Company"), a wholly-owned subsidiary of Blue Bird Corporation ("BBC"), is the leading manufacturer of school buses in North America. Approximately 77% of the Company's net sales in fiscal 1998 were derived from sales of school bus products. The Company also manufactures commercial buses and recreational vehicles which target purchasers of buses for applications other than school transportation. Commercial and recreational vehicles accounted for approximately 18% and 5%, respectively, of the Company's fiscal 1998 net sales. The Company manufactures both quality steel bus bodies for mounting on chassis manufactured by third parties and complete bus units (body and chassis). Chassis generally consist of frames with engines, transmissions, drive trains, axles, wheels, power steering, brakes and fuel cells. The Company markets its products primarily through a network of approximately 65 independent distributors, which resell the products to customers, including municipalities, states, transportation contracting companies, churches and other independent organizations. Through its special purpose lease financing subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), the Company provides lease financing alternatives, principally to tax-exempt customers of its school bus products. Management believes that providing a variety of alternative leasing packages to its customers creates a significant competitive advantage for the Company. For the year ended October 31, 1998, the Company had $626.4 million in net sales and $78.1 million in earnings before interest, taxes, depreciation and amortization.

    Purchasers of school buses are categorized into two ownership groups: (i) public (consisting of states and school districts); and (ii) private (consisting of independent transportation contracting companies and other private entities). In the United States, approximately 75% of the estimated 450,000 school buses currently in operation are publicly owned, with the remainder being privately owned. Management estimates deliveries of school buses in North America in fiscal 1998 totaled approximately 33,400 units. This estimate is based in part on information in industry trade publications as well as information gathered by the Company's distributors based on reviews of public school bus bid documentation. In addition, management estimates that in fiscal 1998, 3,500 units was the total market demand for the types of bus products that the Company manufactures and sells to countries outside of North America. In fiscal 1998, the Company sold approximately 14,130 school bus units and estimates it had approximately 42% market share.

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

INDUSTRY OVERVIEW

    SCHOOL BUSES. The two principal components of a school bus are the body and chassis. Bodies and chassis are sold either as integrated units, provided by a single supplier, or separately, in which case end-users purchase bodies and chassis from different suppliers and have the two components assembled by the bus body manufacturer. Approximately 47% of the Company's school bus sales in 1998, on a unit basis, were of integrated units. The ability to provide integrated units enables manufacturers to submit bids on completed school bus units to school bus end-users. The Company believes that the sale of integrated units provides school bus body manufacturers the opportunity to offer end-users a competitively priced, purpose-built product while increasing the share of the profits realized on any sale of a unit. Many end-users, particularly those that participate in a state bid process for school bus purchases, however, may prefer to purchase the body and chassis separately.

    School bus purchasing is typically a centralized process involving orders of multiple units. Purchasers of school buses are categorized into two ownership groups: public (I.E., states and school districts); and private (I.E., independent transportation contracting companies and other private entities). It has been management's experience that the transportation director of a state or school district, or the chief procurement officer of a transportation contracting company, as the case may be, will typically determine transportation needs on an annual basis. In addition to replacement requirements based on changes in safety standards and incremental needs due to pupil population growth, factors which influence the need to purchase school buses include the age of the existing school bus fleet, changes in school bus travel routes, regulatory changes such as compliance with new emissions standards, extracurricular activity usage and changes in the education structure in North America such as the development of preschool "head start" programs, special education programs and magnet schools. In the case of public purchasers, the transportation director may also be affected by certain budgetary constraints, and will consider the availability of financing in making the purchasing decision.

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

    In the states of Florida, Kentucky, North Carolina and West Virginia and in the Canadian Maritimes and Province of Manitoba, contract awards for school buses are based on a bid process, with the state/ province generally serving as the aggregate purchaser on behalf of all of its school districts. Officials compile the total number of buses their districts require and then solicit bids from bus body and chassis manufacturers. This process is much more competitive and price sensitive than the local bidding process, and manufacturers generally must be the low bidder to win the contract. Bus body and chassis manufacturers typically bid these purchases on a direct basis, rather than through distributors, and view these contracts as low margin, incremental volume. The Company estimates that approximately 15% of annual North America public school bus purchases are awarded through these bids.

    In the United States, approximately 75% of the estimated 450,000 school buses currently in operation are publicly owned, with the remainder privately owned. The Company estimates that approximately 50% of the privately owned school buses in operation in North America are owned by the four largest national contractors. These contracting companies are fleet buyers and, therefore, pricing in this segment of the market is highly competitive. In addition to these large national transportation contractors, local contracting companies are also classified as private purchasers of school buses. As is the case with individual school districts, these smaller institutions typically purchase buses through distributors.

    Management estimates that deliveries of school buses in North America in fiscal 1998 totaled approximately 33,400 units. In addition, management estimates that the market demand for school bus and commercial products that the Company manufactures and sells to countries outside of North America totaled approximately 3,500 units in fiscal 1998.

    COMMERCIAL VEHICLES. Management divides the commercial bus transportation market into three segments, consisting of (i) public transportation, (ii) shuttle transportation and (iii) tour, charter and commuter uses. The public transportation sector consists of several vehicle markets, including vans, medium-duty buses under 35 feet in length, heavy-duty buses up to 40 feet, articulated buses up to 60 feet, and inter-city coaches designed to transport passengers from suburbs to cities. The shuttle market is broader with users such as airports, car rental agencies, "park-and-ride" operators, hotels, educational and religious institutions, and providers of employee and health care-related transportation. The tour, charter and commuter segment of the market typically requires large over-the-road coaches ranging from 37 feet to 45 feet in length.

    The Company participates in the commercial bus market with its line of medium-duty buses and over-the-road coaches. See "Products." Medium-duty buses are purchased by public transportation authorities, private contractors, corporations (for shuttle use), and by charter and commuter operators. The Company's over-the-road coaches are positioned to compete in the larger coach tour/charter market. As a result of record transit funding by the U.S. Government, rural and urban public transit authorities are re-evaluating their traditional preferences for larger buses, especially in urban areas, for fleets consisting primarily of large- and medium- duty buses similar to those built by the Company, in part because medium duty buses are more economical and easier to operate. The Company believes it is well positioned to benefit from this trend. The shuttle market is serviced by a variety of products which include a variety of vans, "cutaway" vans (a fiberglass body on a van chassis), small- and medium-duty buses and some hybrid van and bus products. Management believes that the shuttle segment will grow as airports grow larger and move further away from cities as well as the growing number of elderly citizens requiring shuttle transportation increases.

    RECREATIONAL VEHICLES. The Company participates in the luxury niche of the recreational motor home vehicle market. This segment of the market is small, relatively stable, and consists of a limited number of competitors. Customers for this product are well financed and demand custom designed interiors and quality performing products. Management estimates that in a given year, the market demand is approximately 350 to 400 luxury motor home products similar to those manufactured by the Company in the United States. Management believes that in order for the Company to increase sales, it will need to increase its market share relative to competitors.

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

    Management considers product liability litigation to be in the ordinary course of its business. The ultimate outcome of the claims, or potential future claims, against it cannot presently be determined and the amount of the Company's product liability insurance coverage with respect to such claims varies from year to year. While the Company believes that any losses and expenses (including defense costs) resulting from such claims will not be material to the Company's financial position or results of operations, there can be no assurance that this will be true or that the amount of losses and expenses relating to any claim or claims will not have a material adverse effect on the Company. While the Company expects to continue to be able to obtain adequate insurance coverage at acceptable rates, there can be no certainty that such coverage will ultimately be available to the Company at acceptable rates or at all, that future rate increases might not make such insurance uneconomical for the Company to maintain, that current levels of deductibles will continue to be available, or that the Company's insurers will be financially viable if and when payment of a claim is required. The inability of the Company to obtain adequate insurance coverage at acceptable rates would likely have a material adverse effect on the Company. In addition, the running of statutes of limitations for personal injuries to minor children typically is suspended during the children's legal minority. Therefore, it is possible that accidents causing injuries to minor children on school buses may not give rise to lawsuits until a number of years later. See "Legal Proceedings."

    For a discussion of other contingent liabilities, including potential environmental liabilities, see "Environmental Matters" and note 11 to the Notes to Audited Consolidated Financial Statements included elsewhere in this Report.

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

    The most immediate issue facing the school bus industry involves more restrictive EPA emission standards that went into effect in 1998. These regulations mandate certain engine changes and result in increased costs to manufacturers and end-users of buses. Blue Bird management believes that the general public will continue to mandate improved safety standards and ongoing resolution of environmental issues beyond 1998, and thereby will generate continuing demand for new school bus models over the long term.

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

    There are currently only three major manufacturers of Type C chassis in North America: General Motors Corporation ("GM"), Freightliner Custom Chassis Corp. ("Freightliner") and Navistar International Corporation ("Navistar"). Navistar, which accounts for approximately 65% of the chassis market, owns AmTran of Illinois, Inc. ("AmTran"), and Freightliner, which accounts for less than 10% of the Chassis market, owns Thomas Built Bus Company ("Thomas"). Both AmTran and Thoms are bus manufacturers that are major competitors of the Company. Since its acquisition of AmTran, Navistar has continued to make its chassis available to AmTran's competitors as well as to school districts and other purchasers who wish to combine Navistar chassis with other bus bodies, such as those made by the Company. Freightliner recently purchased Thomas, and has continued to make its chassis available to Thomas' competitors. There can be no assurance that Navistar or Freightliner will continue to make chassis available to purchasers other than AmTran or Thomas.

    On May 6, 1991, the Company entered into a chassis supply agreement (the "GM Chassis Agreement") with GM to secure a steady supply of chassis. This agreement may be terminated by GM or by the Company upon twelve months' notice to the other party. There can be no assurance that GM will not terminate the GM Chassis Agreement. If the GM Chassis Agreement were to be terminated or if, for any reason, GM were to (i) cease manufacturing chassis or (ii) cease selling them to the Company and/or school districts and other customers who combine GM chassis with Blue Bird bodies, there also can be no assurances that (i) Blue Bird would be able to purchase sufficient quantities of chassis from Navistar and Freightliner to fill orders or (ii) school districts or other customers would continue to order bodies from Blue Bird if such customers cannot be assured of being able to obtain chassis. If the Company were required to manufacture more chassis for its own use, it would likely materially effect its future results of operations and, potentially, its profitability.

PRODUCTS

    SCHOOL BUS PRODUCTS

    GENERAL. Blue Bird produces a full range of school bus models and it is the largest manufacturer of both conventional and transit school bus bodies in the industry. In addition, Blue Bird sells complete Type D buses by integrating its Type D bodies with chassis manufactured by the Company.

    In 1998 Blue Bird derived approximately 17% of its net sales from the sale of its various school bus body models and 54% of its net sales from the sale of its integrated school buses. For classification purposes, the school bus industry has categorized these different models into the following four general product designations:

    TYPE A. A "Type A" school bus is a conversion of a van or a body constructed on a van-type compact truck chassis, with a gross vehicle weight ("GVW") rating of 10,000 pounds or less, designed to carry up to 21 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers one model in this category, the Micro-Bird, which can be ordered in several configurations. The Company does not manufacture chassis for the Micro-Bird. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type A vehicle bus bodies typically range from approximately $10,000 to $16,000.

    TYPE B. A "Type B" school bus is a body constructed and installed on a van-type or stripped chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 38 passengers. Part of the engine is located beneath and/or behind the windshield and next to the driver's seat and the entrance door on a Type B bus is located behind the front wheels. The Company offers one model in this category, the Mini-Bird, which can be ordered in several configurations. The Company does not manufacture a Type B chassis. Chassis are purchased by the customer and delivered to the Company, which in turn installs the bus body. Wholesale selling prices for Type B vehicle bus bodies typically range from approximately $12,000 to $18,000.

    TYPE C. "Type C" school buses are the Company's largest-selling product, accounting for more than half of the vehicles sold by Blue Bird in 1998. The Type C bus, which is a "traditional" full-size school bus, is a body installed on a flat back "cowl" chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 77 passengers. The engine is located in front of the windshield and the entrance door is located behind the front wheels. The Company offers two models in this category, the Conventional and an integrated unit sold with a GM chassis, each of which can be ordered in several configurations. Wholesale selling prices for Type C vehicle bus bodies typically range from approximately $12,000 to $25,000, while prices for integrated products range from approximately $42,000 to $55,000.

    TYPE D. "Type D" school buses accounted for approximately 23% of the vehicles sold by the Company in 1998. A Type D school bus is a transit-type (flat front) body installed on a chassis, with a GVW rating of more than 10,000 pounds, designed to carry up to 90 passengers. Type D buses are sold only on an integrated basis with a chassis manufactured by the Company. The engine is located behind the windshield and may be mounted next to the driver's seat, at the rear of the bus, or midship between the front and rear axles. The entrance door on a Type D bus is located ahead of the front wheels. The Company's models in this category include the TC/2000 and the All American, each of which can be ordered in several configurations. Wholesale selling prices for Type D vehicle buses (including chassis) typically range from approximately $45,000 to $95,000.

    COMMERCIAL VEHICLE PRODUCTS

    MEDIUM-DUTY COACH. A 37 foot long coach introduced in 1992 enabled the Company to compete in the medium-duty charter and commuter markets. The unit offers bus operators a medium-duty bus with many of the "big bus" features, including seating capacities for up to 45 passengers, restroom, audio and visual systems, luggage capacity of up to 240 cubic feet and engine options up to 300 horsepower.

    OVER-THE-ROAD COACH. In 1997, the Company introduced a 40 foot over-the-road coach with seating capacity for up to 47 passengers including lavatory, 300 cubic feet of luggage capacity and a 400-horsepower diesel engine. This unit is designed to compete with more expensive over-the-road coaches such as those used by tour, charter and commuter operators traveling from the suburban locations to urban work offices. Management believes the Company's coach products to be a viable alternative to 45 foot vehicles for a variety of reasons. The 40 foot coach is designed with the same running gear as the 45 foot coach; however, the technique to manufacture the Company's 40 foot coach offers cost savings not offered in the larger coaches. Also, the Company's 40 foot coach is manufactured in the U.S., while the 45 foot coaches are foreign made, adding import costs. Wholesale prices for the Company's coaches typically range from approximately $125,000 to $230,000.

    The Company also manufacturers medium-duty buses configured for shuttle, transit, and demand response applications. These products, offered in models ranging from 24 feet to 39 feet in length, are designed to offer customers durable, affordable alternatives to lightweight products such as cutaway vans (fiberglass body on a van chassis) and heavy duty, expensive transit buses. Wholesale selling prices for these medium-duty buses typically range from approximately $55,000 to $150,000.

    MODIFIED SCHOOL BUS PRODUCTS. The Company has taken advantage of its high volume purchases for school bus components, and its rapid assembly-line efficiencies, to produce and market adaptations of the Type A, B, C and D school bus in commercial form. These buses, known as "Activity Buses," offer basic transportation for churches, colleges, universities, commuter, shuttle, government agencies, and international customers. These products offer basic paint schemes, diesel and natural gas engine options, and very functional interiors for passenger comfort. Wholesale selling prices for the Activity Buses typically range from approximately $15,000 for non-integrated products to $100,000 for integrated products.

    RECREATIONAL VEHICLE PRODUCTS

    GENERAL. The Company manufactures complete motor homes by integrating the motor home shell with Blue Bird-manufactured chassis. The Company offers three luxury motor home models, all of which are targeted for the premium high-end market.

    WANDERLODGE. The Wanderlodge is a premium motor home manufactured by the Company. The Wanderlodge is available in three models, 40 foot, 41 foot and 43 foot. In 1997, the Company redesigned its line of motor coaches to project a more European look. The 40 foot LX unit is the Company's production coach that is available with upscale interiors, giving the customer 6 floor plans and a variety of paint designs. The 41 foot and 43 foot LXi is the Company's custom coach offering the customer numerous choices in materials, components and colors. An added benefit to the Company's LXi coach line is a room expanding slide out feature, giving the owner additional living space while on location. The Company's slide out model is designed to increase the size of the gally/living room and also the bedroom. Key features of the Wanderlodge units include (i) the ultra-premium design of the product, (ii) steel body construction and a body-on-chassis design, (iii) a wide selection of optional interior equipment available to the purchaser, and (iv) the extensive product support capability provided by Blue Bird's RV distributors. Suggested retails prices for the Wanderlodge range from approximately $550,000 to $650,000.

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

MARKETING AND DISTRIBUTION

    The Company sells its bus products through distributors (87% of 1998 net sales) and directly to end-users (13% of 1998 net sales). During 1998, no customer accounted for as much as 10% of Blue Bird's net sales. Direct sales customers include states, transportation contracting companies, the GSA and all export buyers. All other sales are made through the Company's distributors. Direct sales typically involve bids for large contracts, which are highly competitive. Accordingly, direct sales margins are typically lower than distributor sales margins.

    Blue Bird has approximately 65 independent distributors in the U.S. and Canada, including RV distributors. The Company's two RV distributors together have five locations. One of these distributors, Buddy Gregg Motor Homes, Inc., accounts for approximately 69% of the Company's RV unit volume.

    Many of Blue Bird's school bus distributors have close and longstanding relationships with transportation directors of states and school districts. The Company believes that its distributors are well situated to understand the needs and specifications of local school districts. In 1998, no single distributor accounted for more than 7.5% of the Company's sales of school bus products.

    Blue Bird distributors are bound by the terms of a distributor contract, pursuant to which distributors are granted a non-exclusive right to sell the Company's buses and service parts in a designated territory. Distributors are encouraged to sell only Blue Bird's products. The Company's distributor contract also requires distributors to service Blue Bird products. Sales to distributors are on a cash-at-delivery basis. Sales by distributors to end-users, such as school boards, are also usually on a cash-at-delivery basis.

    Blue Bird's sales organization services all of its distributors and direct sales customers. Ten regional sales managers work exclusively with distributors in their respective regions and are responsible for coordinating sales and marketing campaigns, pricing policies, strategic market and product planning and related functions. These regional sales managers regularly visit distributors in order to disseminate product knowledge, supply marketing advice and serve as direct distributor support. The regional managers often accompany distributors' salespeople to meetings with prospective purchasers. The Company sponsors an annual international sales meeting to bring all of its distributors together. Regional sales meetings are also conducted annually to focus on regional strategic planning, advertising and other issues.

    The Company's advertisements are run in national and regional trade journals for the transportation and education industries. Representatives of the Company attend national and regional product conventions as well as conventions for educational trade groups such as the National School Board Association, the National Association of Pupil Transportation and the National School Transportation Association. Blue Bird also utilizes its network of independent distributors to promote its products and disseminate product literature. Distributors attend various conventions at the state level and are usually accompanied by a representative of the Company.

LEASING

    The Company has provided lease financing to school bus customers since 1984, principally through its leasing division, Blue Bird Credit ("Blue Bird Credit"). On October 26, 1995, the Company formed a wholly-owned subsidiary, Blue Bird Capital, for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products. Blue Bird Capital has since become the Company's principal provider of leasing alternatives focusing on tax-exempt lessees. Generally, upon receipt of orders for municipal lease customers, the Company provides buses to be delivered by Blue Bird Capital to the appropriate distributor, who in turn delivers the buses to municipal customers pursuant to leases. Upon receipt of lease documents, Blue Bird Capital borrows approximately 90% of the lease amount pursuant to the LaSalle Credit Facility (herein defined) in order to pay the Company. Under the typical Blue Bird Capital lease with a tax exempt lessee, title is held by the lessee with a lien held by Blue Bird Capital. The average lease term is approximately three years and the lessee's down payment is typically 10% of the lease amount. The Company accounts for the lease as a sale and the related borrowings as long-term debt. Under the LaSalle Credit Facility, Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net Worth, that cannot exceed 10 to 1. Blue Bird Capital pays the Company as promptly as possible and generally does not carry unsold inventory. Leases held by Blue Bird Capital are generally tax-exempt and accrue interest at rates ranging from 4.99% to 8.0%. The Company and Blue Bird Capital have entered into an Income Taxes Agreement whereby the Company reimburses Blue Bird Capital for the tax benefit generated by the tax free leases.

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

    The construction of both bodies and chassis must conform to various state and federal regulations. The most significant and comprehensive of these regulations is set forth in the FMVSS, which apply to all school buses built during and after 1977. The FMVSS specify requirements for a variety of vehicle components including controls and displays, automatic transmission, defrost/defog systems, windshield wipers, braking systems, reflectors and lights, mirrors, vehicle identification numbers, tires and wheels, accelerator controls, warning devices, occupant protection systems, steering systems, glazing materials, seats, windshields and windows, rollover protection, body joints and fuel systems. See "Governmental Regulation."

INTERNATIONAL

    Other than maintaining a manufacturing facility in Canada, which accounted for sales of approximately 1,500 buses to Canadian customers in 1998 (approximately $41 million in net sales), and a facility in Monterrey, Mexico, the Company's operations are based in the United States. The Company exported approximately 800 bus products in 1998, primarily to developing countries. Since foreign purchases of Blue Bird buses are typically non-school-related, the Company is unable to rely on the perceived strengths and marketability of its traditional school bus products. However, the Company believes that there are opportunities to grow its export business, particularly in developing countries, as these countries begin to demand additional basic transportation products. In general, the Company plans to increase its focus on the export segment of its businesses by developing modified school bus and commercial products which meet the specifications of purchasers in the Middle East, Africa, Mexico and Central and South America. However, the Company's ability to increase export sales will be affected by world wide economic conditions.

    In Mexico, the easing of import restrictions on new trucks and buses in connection with the North American Free Trade Agreement presented an opportunity for Blue Bird to expand its business in that region; however, Blue Bird's ability to expand its business in Mexico depends largely on the stability of Mexico's economy. The opening of this marketplace could improve opportunities in other Latin American countries as well as enhance the reputation of Blue Bird's products throughout the region. Blue Bird's Mexican plant currently is used primarily to produce vehicles which are imported into the United States, but could be used in the future to service Latin American markets.

    In addition, for international markets, the Company has developed right-hand drive chassis for its integrated products and assembly kits for both bodies and integrated products.

NEW PRODUCT DEVELOPMENT

    Blue Bird's research and development program studies bus sales trends to identify potential growth opportunities for the business and designs products to exploit these growth opportunities. This process includes evaluating potential new materials and components for use in existing products as well as developing new product designs, especially for the Company's commercial and RV product lines. Developmental projects are currently underway for expanded product offerings in the commercial market. Blue Bird's manufacturing processes incorporate sufficient production flexibility to enable Blue Bird to produce new designs with minimum lead time. Research and development costs for 1998 were $.6 million.

COMPETITION

    SCHOOL BUS MARKET. Four major school bus manufacturers, Blue Bird, Thomas Built Buses, Inc. ("Thomas") and CBW, Inc., which are privately owned companies, and AmTran, account for substantially all dollar sales of school buses. All of these companies manufacture bus bodies which are mounted on a chassis supplied by GM, Freightliner and Navistar, although GM has agreed to supply chassis for Type C bus bodies exclusively to Blue Bird pursuant to the GM Chassis Agreement. See "Raw Materials and Components." The Company and Thomas, which together accounted for approximately 70% of aggregate domestic school bus sales in 1998, manufacture chassis as well as bodies for certain of their bus models. Competition in the industry is intense, as all four manufacturers typically compete for each significant contract that comes up for bid.

    The three major school bus chassis manufacturers of Type C chassis are GM, Freightliner and Navistar. Of these, Navistar is the leading manufacturer, accounting for approximately 65% of sales in 1998. The Company does not believe Navistar's acquisition of AmTran will result in a material impact on the Company's business. Navistar has continued to make its chassis available to all bus body manufacturers. Freightliner, which recently acquired Thomas, currently is offering its chassis to all bus body manufacturers as well. See "Limited Number of Chassis Suppliers."

    Since Blue Bird does not manufacture discrete chassis units for sale to third-party purchasers, the Company does not directly compete with other chassis manufacturers. However, the Company has experienced indirect competition with some of these manufacturers, particularly Navistar, in the integrated bidding process.

    COMMERCIAL MARKET. The Company has different competitors in each of the major commercial market segments. In the large over-the-road coach area of the tour, charter and commuter markets, the Company's principal competitors include MCI, Van Hool and Prevost. In the medium-duty bus market, competition includes Eldorado National ("Eldorado") and Champion Motor Coach, Inc. ("Champion"), both businesses of Thor Industries, Inc., Metrotrans Corporation ("Metrotrans"), Goshen Coach, Supreme Corporation and Thomas. In the medium-duty urban and rural public transit market, the Company's principal competitors are Eldorado, Champion and Thomas.

    RV MARKET. In the motor home market, the Company considers its competition to be those companies building highline motor homes such as those converted by Marathon Coach, Inc., Liberty Coach, Inc., Vantare International, Inc., Country Coach, Inc. and Custom Coach Corp. These convertors build on coaches made by Prevost Car and MCI. An additional competitor, Newell Coach, Inc. is the only highline manufacturer that builds on its own chassis and body similar to the Wanderlodge. There are several other small competitors who periodically enter and exit the market.

RAW MATERIALS AND COMPONENTS

    The largest production-related expense incurred by the Company is the cost of purchased materials. In fiscal year 1998, material purchases represented approximately 72% of total production costs. The Company purchases raw materials and components from over 2,500 suppliers. Other than GM, the Company's principal chassis supplier, no one supplier accounts for more than 10% of the Company's aggregate expenditures on raw materials and/or components. Since Blue Bird does not manufacture engines and does not manufacture chassis for its Type A, Type B and Type C bus products, the cost of engines, purchased chassis and components for Company-manufactured chassis constitute the largest components of the Company's materials expense.

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

    The three major school bus Type C chassis manufacturers are GM, Freightliner and Navistar. Navistar is the industry leader with a market share estimated by market researchers of 65% in 1998. In late 1990, management of Blue Bird was concerned about the possibility that Ford and GM might decide to discontinue supplying Type C chassis, resulting in a situation in which Navistar might become the sole supplier of these Type C chassis and thus be in a position to exert increased influence over school bus manufacturers. Type C school buses represent approximately 57% of the total units sold by the Company. In addition, a trend toward integrated bidding (body and chassis) among school bus purchasers caused Blue Bird to consider establishing a formal relationship with a Type C chassis supplier to enhance the Company's competitive position in the Type C bus segment of the market. Blue Bird and GM entered into the GM Chassis Agreement in May 1991. The agreement can be terminated by either party on twelve months notice. As of the date of this Report neither party has given notice of termination. In general, management does not believe that termination of the GM Chassis Agreement would have a material adverse effect upon the Company's operations, because management believes that chassis would be available from other suppliers. However, there can be no assurance that, given the limited number of chassis suppliers, the Company will not be materially adversely affected in its manufacturing efforts. See "Limited Number of Chassis Suppliers."

    Under the terms of the GM Chassis Agreement, GM supplies its medium-duty chassis for Type C school buses to Blue Bird on an exclusive basis, and Blue Bird purchases the Type C chassis model exclusively from GM. Nothing in the GM Chassis Agreement precludes the Company from mounting its bus bodies on other makes of chassis if the chassis are purchased by Blue Bird's customers or distributors. In addition, the Company is not required to purchase a minimum number of chassis from GM under the GM Chassis Agreement. The Company believes that offering an integrated Type C product permits the Company to offer a competitively priced product while allowing it to realize a profit on the sale of the chassis, thereby increasing the total amount of profit that the Company realizes on the sale of each unit. The Company's distributors and GM's medium-duty truck dealers participate in servicing the end user after the initial sale. This enhanced network provides the Blue Bird/GM product with broad post-sale servicing and support.

BACKLOG ORDERS

    As of October 31, 1998, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $391 million. It is expected that all such orders will be filled during fiscal year 1999.

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

SEASONALITY

    The Company's sales show seasonal variation which is typical of the general industry seasonality. A majority of the Company's sales occur in the third and fourth quarters of the fiscal year, a pattern typical for the industry. For additional data on the seasonal nature of the Company's sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

EMPLOYEES

    As of January 1, 1999, the Company had approximately 2,877 employees, of whom approximately 2,385 were hourly workers. Blue Bird's U.S. and Canadian employees are not represented by any collective bargaining group. Blue Bird's Mexican employees are required by local law to be members of a union. The Company historically provided a competitive wage and benefit program and has an active communications program with its employees. Blue Bird has a four-day, ten-hour-per-day work week, which management believes is viewed as a positive feature by its labor force. The Company believes that its relationship with its employees is satisfactory.

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

    The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and similar state laws provide for responses to and strict liability for releases of certain Hazardous Materials into the environment. These obligations are imposed on certain potentially responsible parties ("PRPs"), including any person who arranged for the treatment or disposal of Hazardous Materials at a facility. Generally, liability to the government under CERCLA is joint and several. The Company has been named a PRP at the Des Moines barrel and drum site in Des Moines, Iowa, the Seaboard chemical site in Jamestown, North Carolina and the Four County Landfill in DeLong, Indiana. In each instance, the Company is considered a DE MINIMIS PRP. In 1993, the Company settled its liability for cleanup costs at the Des Moines barrel and drum site for $5,250. The settlement contains a re-opener provision in the event future cleanup costs are required, but the Company is not aware of any anticipated cleanup costs in addition to those covered in the settlement agreement. In 1995, the Company executed an administrative Order on Consent among the North Carolina Department of Environment, Health and Natural Resources, the Seaboard PRP Group II, and the City of High Point, North Carolina, covering the investigation of cleanup alternatives at the Seaboard chemical site. The Company anticipates that it will have the opportunity to enter into a DE MINIMIS buy-out relating to cleanup costs within the next two years, which buyout is expected to provide a release from any further CERCLA liability in connection with the Seaboard site. Although the cost of such buyout is not currently known, it is not expected to be material.

    In December, 1998, the Company received correspondence from the Four County Landfill PRP Group (the "PRP Group") demanding that the Company provide reimbursement in the amount of $20,208.00 for certain past soil remediation costs. The PRP Group also demanded that the Company agree to fund a portion of future studies to determine the extent of groundwater contamination at the Four County Landfill. The Company is currently evaluating the merits of these claims. If the claims are found to be meritorious, it is not expected that any resulting costs to the Company will be material.

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

ITEM 2. PROPERTIES.

    Blue Bird owns and operates seven facilities, six of which are manufacturing facilities, in five different locations in the U.S., Canada and Mexico. In the aggregate, these plants have approximately two million square feet of production area. Blue Bird management considers all of these facilities to be state-of-the-art in the school bus manufacturing industry. All of these facilities are subject to liens in favor of Bankers Trust Company, as agent for itself and other lenders, pursuant to the terms and provisions of the New Credit Agreement (as hereinafter defined). See "Liquidity and Capital Resources."

    The table below provides summary descriptions of each of the plants.

                                                                                              SQUARE
PLANT                               LOCATION                       PRODUCTS                    FEET      EMPL.(A)
---------------------------  ----------------------  -------------------------------------  ----------  -----------
Blue Bird Body Company       Fort Valley, Georgia    TC/2000, Q-Bus, CS, LTC-40, parts         843,000       1,518
                                                     fabrication
Service Parts                Fort Valley, Georgia    Parts                                      80,000        N.A.(b)
Wanderlodge                  Fort Valley, Georgia    Wanderlodge, parts fabrication            216,000         306
Blue Bird North Georgia      LaFayette, Georgia      Conventional, TC/2000                     226,000         293
Blue Bird Midwest            Mt. Pleasant, Iowa      Conventional, Mini-Bird                   227,400         299
Blue Bird Canada             Brantford, ON (Canada)  TC/2000, Conventional, Micro- Bird,       270,300         331
                                                     parts fabrication
Blue Bird de Mexico          Monterrey, Mexico       Conventional                              118,300         130
                                                                                            ----------       -----
Total Company                                                                                1,981,000       2,877

------------------------

(a) As of January 1, 1999.

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

ITEM 3. LEGAL PROCEEDINGS.

    Blue Bird currently is a defendant in approximately 28 product liability suits. The Company aggressively defends product liability cases and insists that component manufacturers and chassis manufacturers such as GM and Navistar and smaller parts suppliers stand behind their portions of the product by either asserting a breach of warranty claim against such supplier or manufacturer, or claiming a right of indemnification for such supplier or manufacturer pursuant to the terms of the Company's standard purchase order agreements or the relevant supplier agreement. The Company manufactures certain components itself and assembles the various components into the completed vehicle, which may give rise to independent liabilities. Moreover, the Company's manufacture of chassis for its Type D school buses may expose the Company to liability associated with such chassis. The amount of product liability insurance that the Company has in place has varied significantly from year to year. The Company's policies generally provide that the Company is responsible for the costs of defending product liability claims, although Blue Bird's recent insurance plan has included some participation by insurers in such costs at certain levels.

    As of the date of this Report, neither the outcome of the Company's pending product liability cases nor the amounts of any company liabilities related to these cases are known. The Company's insurance coverage for occurrences in each of the past several years has been $25 million in excess of a $2 million deductible (exclusive of excess liability coverage). There is no certainty that the currently available coverage will remain available to the Company in the future or at all, that future rate increases might not make such insurance economically impractical for the Company to maintain, that current deductible levels will be maintained, or that the Company's insurers will be financially viable if and when payment of a claim is required.

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

    The Company has sued one of its suppliers of power trains. The suit charges defective, late and undelivered power trains. The supplier has counterclaimed, alleging default by the Company in its obligations. Management believes that the outcome of the litigation will not have a material adverse effect on the Company; however, there can be no assurance that the amount of expense of pursuing the claim or the losses or expenses relating to the defense of the counterclaim will not have a material adverse effect on the Company.

    Blue Bird, like other vehicle manufacturers, is also subject to recalls of its products in the event of manufacturing defects or non-compliance with applicable regulatory standards. Such recalls can engender claims. During 1997, the NHTSA tested a Blue Bird Type D (as herein defined) model which failed crash tests when fuel tanks were punctured upon impact. During 1998, the Company recalled the affected models as a result of the NHTSA's noncompliance determination and made the repairs required to bring the vehicle into compliance. A reserve for the cost of such repairs, which was not material, was established during fiscal 1997.

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

HOLDERS

    As of January 1, 1999, there was one holder of the Company's common stock and 23 holders of BBC's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    As part of the Recapitalization (herein defined), holders of $50 million aggregate principal amount (or 100%) of the Company's then outstanding 11 3/4% Senior Subordinated Notes due 2002, Series B (the "Old Notes") ("Selling Holders") sold their Old Notes to the Company for aggregate payments (including accrued interest) of approximately $53.7 million. The Company's then-existing bank credit agreement (the "Old Credit Agreement"), under which $36 million of indebtedness was outstanding at November 2, 1996, was replaced and refinanced by an amended and restated credit agreement (the "New Credit Agreement"), which provides for, among other things, aggregate availability of $255 million, including $175 million of term loan facilities and an $80 million working capital facility. In addition, the Company offered and sold $100,000,000 aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2006 (the "144A Notes") (the "144A Note Offering"). Proceeds from the 144A Note Offering, borrowings under the New Credit Agreement and cash on hand were used to fund the retirement of the Old Notes, the refinancing of the Old Credit Agreement and the Distribution, and to pay related fees and expenses. The 144A Notes Offering, the retirement of the Old Notes, the replacement of the Old Credit Agreement with the New Credit Agreement and the Distribution are collectively referred to herein as the "Recapitalization." In connection with the sale of 144A Notes pursuant to the Purchase Agreement dated November 13, 1996, between the Company, BBC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch"), and BT Securities Corporation (collectively, the "Initial Purchasers") the Initial Purchasers became entitled to the benefits of the Registration Rights Agreement dated as of November 19, 1996 (the "Registration Rights Agreement").

    As a result of the Recapitalization, no Old Notes remain outstanding.

    As of January 26, 1997, all of the 144A Notes have been exchanged for 10 3/4% Senior Subordinated Notes due 2006 (the "Exchange Notes"). The Exchange Notes are registered securities of the Company. No 144A Notes remain outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below is certain selected historical consolidated financial data for BBC for fiscal years 1998, 1997, 1996, 1995 and 1994. The selected historical consolidated financial data as of and for the fiscal years indicated were derived from the financial statements of BBC and subsidiaries which were audited by Arthur Andersen LLP. Currently, BBC conducts no independent operations and has no significant assets other than the capital stock of Blue Bird. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements of BBC and the notes thereto included elsewhere in this Report.

                                                                                  FISCAL YEAR ENDED
                                                         -------------------------------------------------------------------
                                                         OCTOBER 31,   NOVEMBER 1,    NOVEMBER 2,   OCTOBER 28,  OCTOBER 29,
                                                            1998          1997           1996          1995         1994
                                                         -----------  -------------  -------------  -----------  -----------
                                                                                (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
Net sales..............................................   $   626.4     $   576.1      $   570.2     $   517.4    $   476.2
Cost of goods sold.....................................       515.1         473.4          474.1         430.6        392.9
                                                         -----------       ------         ------    -----------  -----------
Gross profit...........................................       111.3         102.7           96.1          86.8         83.3
Selling, general and administrative expenses...........        48.0          62.4           42.6          39.8         39.0
Amortization of goodwill and non-compete agreements....         3.8           3.8            3.8           4.7          5.6
                                                         -----------       ------         ------    -----------  -----------
Operating income (loss)................................        59.5          36.5           49.7          42.3         38.7
Interest income........................................         7.4           6.3            7.0           4.6          4.1
Interest expense.......................................       (34.6)        (33.8)         (16.9)        (18.5)       (17.4)
Other income (expense).................................         1.0           1.9            0.2           0.1          0.2
                                                         -----------       ------         ------    -----------  -----------
Income (loss) before income taxes......................        33.3          10.9           40.0          28.5         25.6
Provision (benefit) for income taxes...................        11.6          (2.7)          14.8          11.6         10.2
                                                         -----------       ------         ------    -----------  -----------
Net income before extraordinary item...................        21.7          13.6           25.2          16.9         15.4
Loss on extinguishment of debt.........................           0          (3.0)          (1.4)       --           --
                                                         -----------       ------         ------    -----------  -----------
Net income (loss)......................................   $    21.7     $    10.6      $    23.8     $    16.9    $    15.4
                                                         -----------       ------         ------    -----------  -----------
                                                         -----------       ------         ------    -----------  -----------
BALANCE SHEET DATA (AS OF END OF PERIOD):
Working capital........................................   $   113.7     $    99.3      $    80.4     $    61.7    $    65.3
Total assets...........................................       450.0         412.5          391.0         379.8        332.8
Long-term debt, excluding current maturities...........       329.7         339.6          131.4         113.8        125.8
Redeemable common stock, net...........................        48.4          20.7           29.3          20.9         17.5
Stockholders' equity (deficit).........................       (52.6)        (45.1)         118.2         102.6         88.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Approximately 77% of the Company's fiscal 1998 net sales are derived from school bus sales and approximately 18% and 5% of the Company's fiscal 1998 net sales are derived from the sale of commercial and recreational vehicles, respectively. From fiscal 1994 to fiscal 1998, the Company's gross profit, and with the exception of fiscal 1997, operating income, have risen primarily due to increasing sales volume. Fiscal

1997 operating income was affected by a one time charge of $16.1 million related to the Recapitalization. The Company's operations are affected by trends in the number of students enrolled in grades kindergarten through 12 and overall educational spending by local and state governments as well as by the federal government. In addition to incremental needs due to pupil population growth and replacement requirements based on changes in safety standards, factors which influence the need to purchase school buses include the age of the existing school bus fleet, changes in school bus travel routes, regulatory changes such as compliance with new emissions standards, extracurricular activity usage and changes in the education structure in the United States such as the development of preschool "head start" programs, special education programs and magnet schools. The Company's experience has been that during periods of stable or increasing student enrollment, demand for its core school bus products has also remained stable or increased.

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

    In 1993, the Company began a company-wide assessment of the vulnerability of its systems to the Year 2000 Problem and began modifying all affected software. Approximately 90% of the software used by the Company was developed and is maintained in-house. All software systems have been reviewed to determine Year 2000 compliance. As of January 1, 1999, the Company estimates that it has completed approximately 95% of the necessary revisions and testing. Hardware and network systems review is scheduled for completion in early 1999. The Company is also in the process of surveying major vendors and customers to determine their efforts toward resolution of the Year 2000 Problem. The Company currently has no specific written contingency plan in the event either the Company or its significant vendors or customers have not remedied the Year 2000 Problem; however, management of the Company is in the process of developing a contingency plan and anticipates completing such plan in 1999.

    Since 1993, the Company has treated the costs associated with modifying affected systems as on-going software maintenance and estimates that approximately $.4 million has been expended in connection therewith through fiscal 1998. The Company believes that the remaining costs associated with completion of the internal resolution of the Year 2000 Problem will be approximately $.2 million.

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

                                                                                        FISCAL YEAR ENDED
                                                                           -------------------------------------------
                                                                            OCTOBER 31,    NOVEMBER 1,    NOVEMBER 2,
                                                                               1998           1997           1996
                                                                           -------------  -------------  -------------
Net sales................................................................        100.0%         100.0%         100.0%
Cost of goods sold.......................................................        (82.2)         (82.2)         (83.1)
Gross profit.............................................................         17.8           17.8           16.9
Selling, general and administrative expense..............................         (7.7)         (10.8)          (7.5)
Operating income.........................................................          9.5            6.3            8.7

    FISCAL 1998 COMPARED TO FISCAL 1997. Net sales increased to $626.4 million in fiscal 1998 from $576.1 million in fiscal 1997, an increase of $50.3 million or 8.7%. The increase was primarily due to increased sales volume of the Type D product lines.

    Gross profit increased to $111.3 million in fiscal 1998 compared to $102.7 million in fiscal 1997, an increase of $8.6 million or 8.4%. The increase was due to increased sales volume. The gross margin of 17.8% was the same as the 1997 gross margin.

    Selling, general and administrative expenses decreased to $48.0 million in fiscal 1998 compared to $62.4 million in fiscal 1997, a decrease of $14.4 million or 23.1%. The decrease was primarily due to a $16.1 million distribution paid as a result of the Recapitalization to certain members of management as stock option holders which was recorded as compensation in fiscal 1997.

    Interest income increased to $7.4 million compared to $6.3 million in fiscal 1997. The increase was primarily due to increased interest income from the Company's lease portfolio which increased in size during fiscal 1998.

    Interest expense increased to $34.6 million in 1998 from $33.8 million in fiscal 1997 due to increased borrowing to support a larger lease portfolio.

    For fiscal 1998, there was tax provision of $11.6 million compared to a tax benefit of $2.7 million in fiscal 1997. During fiscal 1997, the deductibility of the distributions paid to management shareholders from the Recapitalization created a tax benefit which more than offset the income tax provision on operating income.

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

    Interest income decreased to $6.3 million compared to $7.0 million in fiscal 1996. The decrease was due in part to lower investment income resulting from lower cash available for investment during 1998 as compared to 1996. Other interest income, excluding interest related to leasing, was also lower.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise primarily from funding working capital needs, which consist primarily of inventory and accounts receivable, and principal and interest payments on indebtedness. The Company also requires funds for capital expenditures, of which the Company anticipates approximately $6.3 million for fiscal 1999.

    BBC is a holding company that conducts all of its business operations through the Company, which is a wholly-owned subsidiary. In connection with any liquidity needs, including needs arising out of the BBC Guarantee, BBC is dependent entirely upon cash generated by the Company.

    Historically, the Company has funded its working capital needs through cash generated from operations and borrowings under the Old Credit Agreement. In addition, LaSalle National Bank, as agent for itself and other lenders, provides Blue Bird Capital with a revolving credit facility pursuant to a loan agreement, dated October 18, 1995, as amended and restated on February 25, 1998 (as so amended and restated, the "LaSalle Credit Agreement"). Revolving loans under the LaSalle Credit Agreement (the "LaSalle Credit Facility") are used to finance school bus leases of up to a maximum aggregate principal amount of $100.0 million, of which $92.4 million was outstanding as of October 31, 1998. Blue Bird Capital expects to increase the maximum borrowing amount of the LaSalle Credit Facility during 1999. Management expects no difficulty in obtaining approval of the increase.

    Following the Recapitalization, the Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Recapitalization, as well as from the funding of inventory and accounts receivable. As of October 31, 1998, the Company had total consolidated indebtedness at such date of approximately $346.5 million, consisting primarily of $99.7 million principal amount of the Notes, borrowings of $151.6 million under the New Credit Agreement and $92.4 million of borrowings under the LaSalle Credit Facility. The Company had the ability to borrow an additional $7.6 million under the LaSalle Credit Facility to finance school bus leases and $80.0 million under the New Credit Agreement (assuming all of such funds would have been available under the borrowing base calculation under the Revolving Facility of the New Credit Agreement). Such Revolving Facility will be available to meet future working capital and other business needs of the Company. The maximum amount available to be borrowed under such facility is based on the sum of 85% of Eligible Accounts Receivable (as defined in the New Credit Agreement) and 60% of Eligible Inventory (as defined in the New Credit Agreement) of the Company (the "Borrowing Base").

    The Company's interest expense as a result of the Recapitalization is substantially higher than immediately prior to the Recapitalization. Loans under the New Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. With respect to the term loan borrowings under the New Credit Agreement, the Company will be required to make scheduled principal payments of approximately $16.8 million in fiscal 1999, $20.8 million in fiscal 2000 and $22.8 million in fiscal 2001.

    Under the New Credit Agreement, the Company is permitted to accumulate up to $40.0 million in its lease portfolio of leases for its own account in addition to leases held by Blue Bird Capital. As of October 31, 1998, the Company had approximately $7.9 million of such leases in its lease portfolio. In addition, as of such date, Blue Bird Capital had approximately $103.6 million in its lease portfolio. Blue Bird Capital is required to maintain certain financial ratios, including a ratio of Total Liabilities to Tangible Net Worth (as such terms are defined in the LaSalle Credit Facility) that cannot exceed 10 to 1. See "Business--Leasing."

    Net cash provided by operations during the year ended October 31, 1998, was $44.5 million compared to $6.3 million in fiscal 1997. This difference was primarily the result of significant increases in net income, trade accounts payable and income taxes payable. There were no net borrowings under the Company's working capital facility in fiscal 1998 or fiscal 1997. Net borrowing under the LaSalle Credit Facility were $6.9 during the current year compared to $26.9 in fiscal 1997.

    Cash and cash equivalents were $54.6 at October 31, 1998, compared to $31.0 million at the end of fiscal 1997. Net working capital was $113.7 million at October 31, 1998, an increase of $14.4 million during the current fiscal year. Significant factors affecting the increase in working capital were the increases in cash, leases receivable and inventory, offset by increases in trade accounts payable, income taxes payable and other accrued liabilities.

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

                                                                              1998       1997       1996       1995
                                                                            ---------  ---------  ---------  ---------
First Quarter.............................................................       14.5%      14.6%      16.3%      14.8%
Second Quarter............................................................       16.4       16.5       18.7       20.4
Third Quarter.............................................................       32.0       33.6       25.7       26.5
Fourth Quarter............................................................       37.1       35.3       39.3       38.3
                                                                            ---------  ---------  ---------  ---------
                                                                                100.0%     100.0%     100.0%     100.0%
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

ITEM 8.  FINANCIAL STATEMENTS

    See Index to Financial Statements for a listing of the financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

    The following table sets forth certain information concerning the persons who are executive officers and directors of the Company and BBC as of October 31, 1998; all information is provided as of such date:

NAME                                         AGE                           POSITION AND EXPERIENCE
---------------------------------------      ---      ------------------------------------------------------------------
Paul E. Glaske.........................          65   Chairman of the Board and President of the Company and BBC;
                                                      director of the Company and BBC. At the time the 1992 Acquisition was consummated (the "Effective Time"), Mr. Glaske was appointed
                                                      Chairman of the Board and President of the Company and BBC and a
                                                      director of BBC. Mr. Glaske has served as President of the Company since 1986 and a director of the Company since 1984. He is also a director of Borg-Warner Automotive, Inc.

Bobby G. Wallace.......................          64   Vice President--Finance and Administration, Treasurer and
                                                      Secretary of the Company; Vice President, Treasurer and Secretary
                                                      of BBC; director of the Company and BBC. At the Effective Time,
                                                      Mr. Wallace was appointed to his current positions with the
                                                      Company and BBC. Mr. Wallace has served as the Vice
                                                      President--Finance and Administration of the Company since 1987.
                                                      In 1986, he was named Vice President--Controller.

NAME                                         AGE                           POSITION AND EXPERIENCE
---------------------------------------      ---      ------------------------------------------------------------------
James H. Grantham......................          57   Vice President--Manufacturing of the Company. In 1990, Mr.
                                                      Grantham was promoted to his current position. In 1988, he was named Vice President--Materials, and, in 1987, became Vice
                                                      President--Canadian Operations. In 1983, he became General Manager of Blue Bird's plant in Lafayette, Georgia, a promotion from his former position of Production Manager of such plant. Mr. Grantham joined Blue Bird in 1965.

Richard E. Maddox......................          46   Vice President--Sales of the Company. In 1990, Mr. Maddox was
                                                      promoted to his current position from his prior position of
                                                      Director--U.S. Sales, to which he was appointed in 1988. In 1986, he was named Manager--U.S. Sales, and, in 1982, he was appointed
                                                      Manager--Field Sales. Mr. Maddox joined Blue Bird in 1974 and has held various positions in sales since that time.

William T. Gourley.....................          53   Vice President-Controller of the Company. In 1996, Mr. Gourley was
                                                      promoted to his current position from his prior position of
                                                      Corporate Controller, to which he was appointed in 1992. Mr.
                                                      Gourley joined Blue Bird in 1976 and has held various positions in finance since that time.

Gerald S. Armstrong....................          55   Director of the Company and BBC. Mr. Armstrong served as Vice
                                                      President, Treasurer and Secretary of BBC prior to the 1992
                                                      Acquisition. Mr. Armstrong is the Managing Partner of Arena
                                                      Capital Partners, Inc., a private investment firm that he
                                                      established in 1998. Prior thereto, he was a Partner and a director of Stonington Partners, Inc., a private investment firm, from 1993 until 1997. He has also been a member of the Board of
                                                      Directors of MLCP, an affiliate of Merrill Lynch since 1988. He was a Partner of MLCP from 1993 to July 1994 and an Executive Vice
                                                      President of MLCP from 1988 to 1994. MLCP is the general partner of several limited partnerships which indirectly own shares of BBC
                                                      Common Stock. Mr. Armstrong was also a Managing Director of the
                                                      Investment Banking Division of Merrill Lynch from 1988 to 1994.
                                                      Mr. Armstrong is also a director of AnnTaylor Stores Corporation and World Color Press, Inc.

NAME                                         AGE                           POSITION AND EXPERIENCE
---------------------------------------      ---      ------------------------------------------------------------------
Alexis P. Michas.......................          40   Director of the Company and BBC. Mr. Michas served as Chairman of the Board and President of BBC from its inception until the
                                                      Effective Time. Mr. Michas is the Managing Partner and a director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993. He has also been a member of the Board of Directors of MLCP since 1989. He was a Partner of
                                                      MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. MLCP is the general partner of several limited
                                                      partnerships which indirectly own shares of BBC Common Stock. Mr.
                                                      Michas was also a Managing Director of the Investment Banking
                                                      Division of Merrill Lynch from 1991 to July 1994 and a director in the Investment Banking Division of Merrill Lynch from 1990 to
                                                      1991. Mr. Michas is also a Director of Borg-Warner Automotive,
                                                      Inc., Borg-Warner Security Corporation, Dictaphone Corporation,
                                                      Goss Graphic Systems, Inc. and Packard BioScience Company.

A. Clark Daugherty.....................          75   Director of the Company and BBC. Mr. Daugherty served as a director of Blue Bird prior to the 1992 Acquisition. Mr. Daugherty was Chairman of Duracell International, Inc., a manufacturer of premium batteries, and Executive Vice President of Dart
                                                      Industries, Inc., a maker of consumer products and chemical specialties, as well as a director of both companies, until his retirement on January 1, 1995. Mr. Daugherty is also a director of
                                                      A. Duda and Sons, Inc., Atlantic Acquaculture Technologies, Inc.,
                                                      Goss Graphic Systems, Inc. and GGS Holdings, Inc.

Donald C. Trauscht.....................          64   Director of the Company and BBC. Mr. Trauscht was elected to the
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

ITEM 11.  EXECUTIVE COMPENSATION.

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth, for fiscal years 1998, 1997 and 1996, the cash compensation paid by BBC and its subsidiaries, as well as certain other compensation paid or accrued for fiscal years 1998, 1997 and 1996, to each of the five most highly compensated executive officers of BBC (considering Messrs. Grantham, Maddox and Gourley, Vice Presidents of the Company, to be executive officers of BBC) (collectively, the "named executive officers") in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                                                               LONG TERM
                                                                                                              COMPENSATION
                                                                                                                 AWARDS
                                                                                      ANNUAL COMPENSATION    --------------
                                                                                                               SECURITIES
                                                                          FISCAL     ----------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                                                YEAR      SALARY (A)     BONUS       OPTIONS
----------------------------------------------------------------------  -----------  -----------  ---------  --------------
Paul E. Glaske........................................................        1998    $ 578,602   $ 497,427        --
Chairman of the Board and President and Director                              1997      544,709     500,000        --
                                                                              1996      506,410     438,485

Bobby G. Wallace......................................................        1998      339,600     225,250        --
Vice President--Finance and Admin., Treasurer, Secretary and Director         1997      312,983     225,600        40,000(e)
                                                                              1996      289,094     196,746        --

James H. Grantham.....................................................        1998      219,273     146,413        --
Vice President--Manufacturing of the Company                                  1997      201,648     144,000        --
                                                                              1996      185,847     127,732        --

Richard E. Maddox.....................................................        1998      200,099     131,396        --
Vice President--Sales of the Company                                          1997      177,857     130,400        --
                                                                              1996      164,997     115,150        --

William T. Gourley....................................................        1998      141,914      45,050        --
Vice President--Controller of the Company                                     1997      135,308      41,760        --
                                                                              1996      111,762      38,434        --


                                                                          ALL OTHER
NAME AND PRINCIPAL POSITION                                              COMPENSATION
----------------------------------------------------------------------  --------------
Paul E. Glaske........................................................    $   24,128(b)
Chairman of the Board and President and Director                          $   23,933(c)
                                                                              20,203(d)
Bobby G. Wallace......................................................         5,280(b)
Vice President--Finance and Admin., Treasurer, Secretary and Director          4,750(f)
                                                                               4,500(f)
James H. Grantham.....................................................         5,280(b)
Vice President--Manufacturing of the Company                                   4,750(f)
                                                                               4,500(f)
Richard E. Maddox.....................................................         5,280(b)
Vice President--Sales of the Company                                           5,124(f)
                                                                               5,196(f)
William T. Gourley....................................................         5,280(b)
Vice President--Controller of the Company                                      6,110(f)
                                                                               4,346(f)

------------------------

(a) Includes amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan. Employees may contribute up to 15% of their salaries to the 401(k) plan on a pre-tax basis, not to exceed $10,000 in 1998, $9,500 in 1997 and $9,500 in 1996.

(b) Represents life and disability insurance premiums of $18,848 paid by the Company on behalf of Mr. Glaske and the Company's matching contribution under its 401(k) Plan of 55% of the first 6% of each participant's pre-tax contribution for 1998, up to a maximum of $5,280 per participant.

(c) Represents life and disability insurance premiums of $19,183 paid by the Company on behalf of Mr. Glaske. Under the 401(k) plan, the Company makes matching contributions equal to 50% of the first 6% of each participant's pre-tax contribution for 1997.

(d) Represents life and disability insurance premiums of $15,703 paid by the Company on behalf of Mr. Glaske. Under the 401(k) plan, the Company makes matching contributions equal to 50% of the first 6% of each participant's pre-tax contribution for 1996.

(e) In 1997, Mr. Wallace was granted an option to purchase 40,000 shares of BBC Common Stock.

(f) The amounts shown represent matching contributions to the Company's 401(k) plan made by the Company on behalf of the named executive officer. Under the 401(k) plan, the Company makes matching contributions equal to 50% of the first 6% of each participant's pre-tax contribution.

    STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. No stock options were granted by the Company during fiscal year 1998 to any of the named executives.

    OPTION/SAR EXERCISES AND HOLDINGS. The following table sets forth information with respect to the named executive officers concerning the exercise of options held by such executives during 1998.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                        NUMBER OF           VALUE OF
                                                                                       SECURITIES          UNEXERCISED
                                                                                       UNDERLYING         IN-THE-MONEY
                                                                                       UNEXERCISED       OPTIONS/SARS AT
                                                                                      OPTIONS/SARS       FISCAL YEAR-END
                                                          SHARES                    -----------------  -------------------
                                                       ACQUIRED ON       VALUE        EXERCISABLE/        EXERCISABLE/
NAME                                                   EXERCISE (#)  REALIZED($)(A)   UNEXERCISABLE       UNEXERCISABLE
-----------------------------------------------------  ------------  -------------  -----------------  -------------------
Paul E. Glaske.......................................      350,000    $ 9,600,500             0/0                 0/0
Bobby G. Wallace.....................................      100,000      2,743,000             0/0                 0/0
James H. Grantham....................................       80,000      2,194,400             0/0                 0/0
Richard E. Maddox....................................       80,000      2,194,400             0/0                 0/0
William T. Gourley...................................       20,000        548,600             0/0                 0/0

------------------------

(a) Computed using net proceeds value of $27.43 per share at October 31, 1998, determined by formula in the Blue Bird Corporation Management Stock Option Plan (the "Management Stock Option Plan").

    During 1998, all outstanding stock options held by the named executives and all executives and employees of the Company were exercised. As of October 31, 1998, no options under the Management Stock Option Plan were outstanding or available for issuance.

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

                               PENSION PLAN TABLE

 FINAL FIVE                              YEARS OF SERVICE
 YEAR ANNUAL   --------------------------------------------------------------------
COMPENSATION        15            20            25            30            35
-------------  ------------  ------------  ------------  ------------  ------------
 $   125,000   $     29,445  $     39,260  $     49,075  $     58,890  $     58,890
     150,000         35,820        47,760        59,700        71,640        71,640
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

    Compensation covered by the Pension Plan is limited to gross wages reported on Form W-2. Such covered compensation includes all compensation reported in the Summary Compensation Table (other than amounts representing Company matching contributions to the 401(k) plan) plus the value, if any, realized upon the exercise of SARs in connection with the 1992 Acquisition. The covered compensation for Messrs. Glaske, Wallace, Grantham, Maddox and Gourley does not differ by more than 10% from that set forth in the Summary Compensation Table. The estimated credited years of service for each of the named executive officers is as follows: Mr. Glaske (12 years), Mr. Wallace (12 years), Mr. Grantham (30 years), Mr. Maddox (24 years) and Mr. Gourley (22 years). Benefits from the Pension Plan, which are integrated with Social Security but are not offset by any other amounts, are payable in the form of a straight life annuity or, in the case of married participants, an actuarially equivalent joint and survivor annuity.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    Mr. Glaske's current employment agreement with the Company provides for a three-year term with an annual base salary of $625,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. If Mr. Glaske's employment is terminated by the Company without good cause or by Mr. Glaske for good reason (as such terms are defined in the employment agreement), the Company's obligation for the duration of the employment agreement for salary, employee benefits, supplemental benefits and various perquisites shall continue without mitigation. Under the terms of the employment agreement, Mr. Glaske agrees not to disclose confidential information for so long a such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Glaske agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Glaske's employment agreement does not contain any change of control provisions.

    Mr. Wallace's employment agreement with the Company provides for a one-year term, renewable annually, with an annual base salary of $375,000, plus participation in an incentive bonus program, the SERP and other employee benefit plans sponsored by the Company. The employment agreement may be terminated by either party at the end of any given 12-month period. Under the terms of the employment agreement, Mr. Wallace agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for three years after its termination, Mr. Wallace agrees not to render services to, or have greater than a 2% equity interest in, any business which is competitive with the Company. Mr. Wallace's employment agreement does not contain any change of control provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the compensation committees of the Company's and BBC's Boards of Directors during fiscal year 1998 were Messrs. Michas, Armstrong and Daugherty. During such time, Mr. Glaske served as the Chairman of the Board and President of the Company and BBC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Blue Bird Common Stock is the only class of capital stock that the Company has outstanding. BBC owns 10 shares, which represent 100% of the issued and outstanding shares of the Company's common stock. The BBC Common Stock is the only class of capital stock of BBC outstanding. The issued and outstanding number of shares of BBC Common Stock is 9,204,778. The following table sets forth the number and percentage of shares of BBC Common Stock beneficially owned by (i) each person known to BBC to be the beneficial owner of more than 5% of the outstanding shares of BBC Common Stock, (ii) each director of BBC, (iii) each named executive officer, and (iv) all directors and executive officers of BBC as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them. The ML Entities, Management Investors and BBC are parties to a stockholders' agreement described under "Certain Relationships and Related Transactions."

                                                                                AMOUNT AND NATURE    PERCENTAGE OF
                                                                                  OF BENEFICIAL      SHARES OF BBC
NAME AND ADDRESS OF BENEFICIAL OWNER                                                OWNERSHIP*      COMMON STOCK**
------------------------------------------------------------------------------  ------------------  ---------------
ML Entities(a)................................................................        7,665,000            90.9%

Paul E. Glaske(b).............................................................          580,557             6.6%
Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210

Bobby G. Wallace(b)...........................................................          170,000             2.0%
Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210

James H. Grantham(b)..........................................................          160,000             1.9%
Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210

Richard E. Maddox(b)..........................................................          160,000             1.9%
Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210

William T. Gourley(b).........................................................           40,000             0.5%
Blue Bird Body Company
3920 Arkwright Road
Macon, Georgia 31210

Donald C. Trauscht(b).........................................................            4,778             0.1%
BW Capital Corporation
200 South Michigan Avenue
Chicago, Illinois 60604

A. Clark Daugherty(b).........................................................           25,000             0.3%
321 Indian Harbor Road
Vero Beach, Florida 32963

Gerald S. Armstrong (c).......................................................                0           --
Stonington Partners, Inc.
767 Fifth Avenue
New York, New York 10153

Alexis P. Michas (c)..........................................................                0           --
Stonington Partners, Inc.
767 Fifth Avenue
New York, New York 10153

All directors and executive officers as a group (9 persons)...................        1,140,335(d)         12.6%

------------------------

*   Unless otherwise indicated, all such ownership is direct.

**  Calculated in accordance with Rule 13d-3 under the Exchange Act.

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

(c) Messrs. Armstrong and Michas are directors of the Company, BBC and MLCP. Messrs. Armstrong and Michas are limited partners of the general partner ("LBO") of Merrill Lynch Capital Appreciation Partnership No. B-XV, L.P. and ML Offshore LBO Partnership No. B-XV. MLCP is the general partner of LBO. Messrs. Armstrong and Michas each disclaims beneficial ownership of shares beneficially owned by the ML Entities.

(d) Does not include any shares beneficially owned by the ML Entities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    BBC is owned by affiliates (the "ML Entities") of Merrill Lynch Capital Partners, Inc. ("MLCP"), certain directors of BBC and the Company and certain members of management of the Company (the "Management Investors"), who together acquired the Company in a leveraged buyout transaction in 1992 (the "1992 Acquisition").

    Merrill Lynch is an affiliate of the Company and BBC. One director of the Company and BBC is a partner and director of Stonington Partners, Inc. and acts as a consultants to MLCP.

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

    Management Investors will have the right to require BBC to purchase their shares in the event of death, disability, retirement or involuntary termination for a fair value price determined pursuant to a formula based upon a multiple of BBC's earnings before interest and taxes. BBC will have the right to require a Management Investor to sell such Management Investor's shares if such Management Investor's employment terminates at prices determined by formulas varying under different circumstances, but in no event will such price be higher than the greater of the initial purchase price and the fair value price. Payments under the puts and calls are subject to certain restrictions under the New Credit Agreement and the Indenture, as applicable.

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

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BLUE BIRD CORPORATION

                                BY
                                     ------------------------------------------
                                                   Paul E. Glaske
                                      CHAIRMAN OF THE BOARD AND PRESIDENT AND
                                                      DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                Date: January   , 1999

                                BLUE BIRD BODY COMPANY

                                BY
                                     ------------------------------------------
                                                   Paul E. Glaske
                                      CHAIRMAN OF THE BOARD AND PRESIDENT AND
                                                      DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                Date: January   , 1999

    Pursuant to the requirements of the Securities Exchange Act of 1933, this registration statement or amendment thereto has been signed below by the
following persons inthe capacities and on January   , 1999.

                             BLUE BIRD CORPORATION

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
                                  President and Director
------------------------------    (Principal Executive       January   , 1999
        Paul E. Glaske            Officer)

                                Vice President, Treasurer
                                  and Secretary and
------------------------------    Director (Principal        January   , 1999
       Bobby G. Wallace           Financial and Accounting
                                  Officer)

------------------------------  Director                     January   , 1999
     Gerald S. Armstrong

------------------------------  Director                     January   , 1999
       Alexis P. Michas

------------------------------  Director                     January   , 1999
      Donald C. Trauscht

------------------------------  Director                     January   , 1999
      A. Clark Daugherty

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

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................         F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of October 31, 1998 and November 1, 1997..................................         F-3
  Consolidated Statements of Income for the Years Ended October 31, 1998, November 1, 1997 and November 2,
    1996...................................................................................................         F-5
  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended October 31, 1998, November
    1, 1997 and November 2, 1996...........................................................................         F-6
  Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, November 1, 1997 and November
    2, 1996................................................................................................         F-7

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.........................................................         F-8

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996
                                 TOGETHER WITH
                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Blue Bird Corporation:

    We have audited the accompanying consolidated balance sheets of BLUE BIRD CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of October 31, 1998 and November 1, 1997 and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Bird Corporation and subsidiaries as of October 31, 1998 and November 1, 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Atlanta, Georgia
January 28, 1999

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 31, 1998 AND NOVEMBER 1, 1997

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                               1998        1997
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   54,558  $   31,031
  Trade receivables.......................................................................      20,226      16,515
  Leases receivable.......................................................................      48,262      43,116
  Inventories.............................................................................      85,148      76,385
  Other current assets....................................................................       3,062       3,314
                                                                                            ----------  ----------
      Total current assets................................................................     211,256     170,361
                                                                                            ----------  ----------
LEASES RECEIVABLE, NONCURRENT.............................................................      63,205      59,207
                                                                                            ----------  ----------
PROPERTY, PLANT, AND EQUIPMENT:
  Land....................................................................................       4,164       4,070
  Buildings...............................................................................      19,236      18,919
  Machinery and equipment.................................................................      33,202      31,728
  Automobiles, trucks, and airplane.......................................................       7,336       7,574
  Office furniture and equipment..........................................................       5,269       4,706
  Construction in progress................................................................       1,976       1,607
                                                                                            ----------  ----------
                                                                                                71,183      68,604
  Less accumulated depreciation...........................................................     (35,293)    (30,503)
                                                                                            ----------  ----------
      Net property, plant, and equipment..................................................      35,890      38,101
                                                                                            ----------  ----------
  OTHER ASSETS:
  Deferred debt issuance costs, net of accumulated amortization of $2,513 and $1,257 in
    1998 and 1997, respectively...........................................................       7,250       8,515
  Goodwill, net of accumulated amortization of $25,078 and $21,238 in 1998 and 1997,
    respectively..........................................................................     127,614     131,454
  Other assets............................................................................       4,743       4,862
                                                                                            ----------  ----------
      Total other assets..................................................................     139,607     144,831
                                                                                            ----------  ----------
      Total assets........................................................................  $  449,958  $  412,500
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 31, 1998 AND NOVEMBER 1, 1997

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               1998        1997
                                                                                            ----------  ----------
CURRENT LIABILITIES:
  Current portion of long-term debt.......................................................  $   16,750  $   12,750
  Trade accounts payable..................................................................      29,763      21,708
  Deposits and amounts due customers......................................................       1,694       2,923
  Income taxes payable....................................................................       7,444          42
  Accrued warranty........................................................................       5,647       5,609
  Accrued interest........................................................................       5,712       5,872
  Other accrued liabilities...............................................................      25,206      17,713
  Deferred income taxes...................................................................       5,356       4,474
                                                                                            ----------  ----------
      Total current liabilities...........................................................      97,572      71,091
                                                                                            ----------  ----------
LONG-TERM LIABILITIES:
  Long-term debt..........................................................................     326,983     336,813
  Bonds payable...........................................................................       2,750       2,750
  Accrued pension expense.................................................................      10,042       9,788
  Deferred income taxes...................................................................       4,844       4,612
  Other long-term liabilities.............................................................      11,883      11,889
                                                                                            ----------  ----------
      Total long-term liabilities.........................................................     356,502     365,852
                                                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 11)

REDEEMABLE COMMON STOCK, $.01 PAR VALUE; 1,500,000 AND 730,000 SHARES ISSUED AND
OUTSTANDING IN 1998 AND 1997, RESPECTIVELY (NOTE 9).......................................      56,145      20,676

MANAGEMENT NOTES (NOTE 13)................................................................      (7,700)          0
                                                                                            ----------  ----------
                                                                                                48,445      20,676
                                                                                            ----------  ----------
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; 25,000,000 shares authorized, 7,704,778 shares issued and
    outstanding in 1998 and 1997..........................................................          77          77
  Additional paid-in capital..............................................................      77,023      77,023
  Accumulated deficit.....................................................................    (125,309)   (119,206)
  Other stockholders' equity..............................................................      (4,352)     (3,013)
                                                                                            ----------  ----------
      Total stockholders' deficit.........................................................     (52,561)    (45,119)
                                                                                            ----------  ----------
      Total liabilities and stockholders' deficit.........................................  $  449,958  $  412,500
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997,
                              AND NOVEMBER 2, 1996

                                 (IN THOUSANDS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES....................................................................  $  626,445  $  576,110  $  570,185
COST OF GOODS SOLD...........................................................     515,158     473,402     474,067
                                                                               ----------  ----------  ----------
GROSS PROFIT.................................................................     111,287     102,708      96,118
                                                                               ----------  ----------  ----------
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES................................      47,985      62,349      42,569
AMORTIZATION OF GOODWILL.....................................................       3,840       3,840       3,830
                                                                               ----------  ----------  ----------
                                                                                   51,825      66,189      46,399
                                                                               ----------  ----------  ----------
OPERATING INCOME.............................................................      59,462      36,519      49,719
INTEREST INCOME..............................................................       7,429       6,256       6,999
INTEREST EXPENSE.............................................................     (34,556)    (33,754)    (16,889)
OTHER INCOME, NET............................................................         998       1,858         224
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...................................................      33,333      10,879      40,053
PROVISION (BENEFIT) FOR INCOME TAXES.........................................      11,666      (2,704)     14,872
                                                                               ----------  ----------  ----------
NET INCOME BEFORE EXTRAORDINARY ITEM.........................................      21,667      13,583      25,181
LOSS ON EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT OF $0, $1,767, AND $838 IN
  1998, 1997, AND 1996, RESPECTIVELY (NOTE 5)................................           0      (2,986)     (1,416)
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   21,667  $   10,597  $   23,765
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

            FOR THE YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997,

                              AND NOVEMBER 2, 1996

                                 (IN THOUSANDS)

                                                                                             RETAINED
                                                                              ADDITIONAL     EARNINGS     CUMULATIVE
                                                                  COMMON        PAID-IN    (ACCUMULATED   TRANSLATION
                                                                   STOCK        CAPITAL      DEFICIT)     ADJUSTMENTS
                                                               -------------  -----------  ------------  -------------
BALANCE, OCTOBER 28, 1995....................................    $      77     $  77,023    $   27,896     $  (2,369)
  Net income.................................................            0             0        23,765             0
  Accretion of redeemable common stock.......................            0             0        (8,433)            0
  Translation adjustments....................................            0             0             0           229
                                                                       ---    -----------  ------------  -------------
BALANCE, NOVEMBER 2, 1996....................................           77        77,023        43,228        (2,140)
  Net income.................................................            0             0        10,597             0
  Dividend distribution......................................            0             0      (185,346)            0
  Accretion of redeemable common stock.......................            0             0        12,315             0
  Translation adjustments....................................            0             0             0          (873)
                                                                       ---    -----------  ------------  -------------
BALANCE, NOVEMBER 1, 1997....................................           77        77,023      (119,206)       (3,013)
  Net income.................................................            0             0        21,667             0
  Accretion of redeemable common stock.......................            0             0       (27,770)            0
  Translation adjustments....................................            0             0             0        (1,339)
                                                                       ---    -----------  ------------  -------------
BALANCE, OCTOBER 31, 1998....................................    $      77     $  77,023    $ (125,309)    $  (4,352)
                                                                       ---    -----------  ------------  -------------
                                                                       ---    -----------  ------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997,

                              AND NOVEMBER 2, 1996

                                 (IN THOUSANDS)

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME.....................................................................  $  21,667  $  10,597  $  23,765
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
    EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT.................................          0      4,755      2,254
    DEPRECIATION AND AMORTIZATION................................................     11,439     11,179     11,518
    INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE...........................       (148)      (153)      (110)
    DEFERRED INCOME TAXES........................................................      1,114     (5,300)    (1,047)
    GAIN ON SALE OF ASSETS.......................................................        (37)      (628)         0
    CHANGES IN ASSETS AND LIABILITIES:
      TRADE RECEIVABLES..........................................................     (3,711)    (3,072)     5,423
      INVENTORIES................................................................     (8,763)    (6,609)    13,570
      TRADE ACCOUNTS PAYABLE.....................................................      8,055     (5,996)     1,961
      INCOME TAXES PAYABLE.......................................................      7,402     (9,229)     2,344
      ACCRUED INTEREST...........................................................       (160)     5,248     (1,412)
      OTHER CURRENT LIABILITIES..................................................      6,070      2,349       (312)
      OTHER......................................................................      1,529      3,137      1,633
                                                                                   ---------  ---------  ---------
        TOTAL ADJUSTMENTS........................................................     22,790     (4,319)    35,822
                                                                                   ---------  ---------  ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES................................     44,457      6,278     59,587
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PROPERTY, PLANT, AND EQUIPMENT ACQUISITIONS, NET...............................     (4,680)    (5,358)    (7,281)
  INCREASES IN LEASES RECEIVABLE.................................................     (9,144)   (28,245)   (11,855)
  PROCEED FROM SALE OF ASSETS....................................................         83      2,798          0
                                                                                   ---------  ---------  ---------
        NET CASH USED IN INVESTING ACTIVITIES....................................    (13,741)   (30,805)   (19,136)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT...................................................          0    274,699          0
  REPAYMENTS OF LONG-TERM DEBT...................................................    (12,750)   (96,650)   (37,000)
  NET BORROWINGS (REPAYMENTS) UNDER REVOLVING CREDIT AGREEMENTS..................      6,900     26,900     22,938
  DEBT PREPAYMENT PREMIUM........................................................          0     (3,369)    (1,625)
  DEBT ISSUANCE COSTS............................................................          0     (9,741)         0
  DIVIDEND PAID..................................................................          0   (185,346)         0
  OTHER..........................................................................          0      3,686       (192)
                                                                                   ---------  ---------  ---------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......................     (5,850)    10,179    (15,879)
                                                                                   ---------  ---------  ---------
EFFECT OF EXCHANGE RATE FLUCTUATIONS.............................................     (1,339)      (874)       229
                                                                                   ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................     23,527    (15,222)    24,801
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................     31,031     46,253     21,452
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $  54,558  $  31,031  $  46,253
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
    INTEREST.....................................................................  $  32,187  $  27,534  $  11,936
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
    INCOME TAXES.................................................................  $   2,226  $  10,167  $  12,725
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

1. NATURE OF BUSINESS

    Blue Bird Corporation and subsidiaries ("BBC" or the "Company") are engaged in the manufacture and assembly of school and transit buses and recreational vehicles. BBC has facilities in the United States, Canada, and Mexico.

FISCAL YEAR

    BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year". Fiscal years 1998, 1997, and 1996 contained 52, 52, and 53 weeks, respectively.

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

    One foreign subsidiary (the "Subsidiary") of the U.S. parent transacts sales denominated in U.S. dollars while the Company provides inventory and financing. Accordingly, the U.S. dollar is deemed to be the functional currency. The Subsidiary does not maintain its books in U.S. dollars but remeasures its monetary assets and liabilities at balance sheet date rates, its nonmonetary items at historical rates, and income and expense amounts at the weighted average rates in effect for the period, except for depreciation and cost of goods sold which use historical rates. The effects of exchange rate fluctuations on the remeasurement of the Subsidiary's financial statements are recognized as exchange gains or losses in the consolidated statements of income.

    The Company recognizes exchange gains and losses from foreign currency transactions as other income or expense for the period. Losses of approximately $565,000, $331,000, and $54,000 were recorded in fiscal years 1998, 1997, and
1996, respectively.

    FINANCIAL INSTRUMENTS

    BBC's financial instruments consist primarily of cash and cash equivalents, trade receivables, leases receivable, accounts payable, revolving credit facilities, long-term debt, and certain interest rate agreements (Note 5). In management's opinion, the carrying amounts of all financial instruments approximate their fair values at October 31, 1998 and November 1, 1997.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

1. NATURE OF BUSINESS (CONTINUED)
    The Company uses interest rate exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Under the interest rate exchange agreements, the Company makes payments to counterparties at fixed interest rates and, in turn, receives payments at variable rates. The net settlement amount under the exchange agreements is reported as an adjustment to interest expense.

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

    If the first-in, first-out method had been used, inventories would have been approximately $88,062,000 and $79,300,000 at October 31, 1998 and November 1, 1997, respectively.

    The components of inventory as of October 31, 1998 and November 1, 1997 consist of the following (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $  23,923  $  22,170
Work in process.........................................................     31,956     26,695
Finished goods..........................................................     29,269     27,520
                                                                          ---------  ---------
    Total inventories (LIFO cost).......................................  $  85,148  $  76,385
                                                                          ---------  ---------
                                                                          ---------  ---------

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

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

1. NATURE OF BUSINESS (CONTINUED)
    Expenditures for property and repair costs which substantially increase useful lives are capitalized. Currently, normal maintenance and repair costs are charged to expense as incurred. Gains and losses on disposals of property, plant, and equipment are reflected in income.

    Depreciation expenses of approximately $6,183,000, $5,975,000, and $5,517,000 were recorded for the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

    GOODWILL

    On April 15, 1992, BBC acquired all of the outstanding capital stock of Blue Bird Body Company and subsidiaries. The acquisition was accounted for as a purchase. The excess purchase price over the fair value of the net assets, as adjusted, of approximately $152,692,000 was allocated to goodwill. The goodwill is being amortized using the straight-line method over 40 years. BBC periodically reviews the value assigned to goodwill to determine whether it has been permanently impaired by adverse conditions affecting BBC. The Company uses an estimate of its undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Management is of the opinion that there has been no diminution in the value assigned to goodwill.

    LAND AND IDLE FACILITIES

    In fiscal year 1996, BBC had land and idle facilities held for sale located in Buena Vista, Virginia. During 1997, the land was sold at a gain of approximately $635,000 which is included in other income in the accompanying consolidated statements of income.

    PRODUCT WARRANTY COSTS

    The Company's products are warranted against defects in material and workmanship for a period of one to five years. The Company provides for future warranty costs based on the relationship of sales in prior periods to actual warranty costs incurred with respect to those sales. The provision for estimated warranty costs is recorded in the year the unit is sold. Warranty costs totaled approximately $5,770,000, $5,689,000, and $6,185,000 for the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

    ACCOUNTING STANDARDS YET TO BE ADOPTED

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's 1999 year-end financial statements. Since this statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's 1999 year-end financial statements. Since this statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

1. NATURE OF BUSINESS (CONTINUED)
    In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure About Pension and Other Post-Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for the Company's 1999 year-end financial statements. Since this statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial condition or results of operations.

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

2. LEASES RECEIVABLE

    During 1995, BBC created a new subsidiary, Blue Bird Capital Corporation ("Blue Bird Capital"), for the purpose of expanding the availability of lease financing alternatives to customers of its school bus products. In addition, the Company has the ability, at its discretion, to sell leases to a bank. However, no leases have been sold since fiscal 1995. The Company is required as part of its agreement with the bank to hold a letter of credit relating to the leases it has sold to the bank. The letter of credit was approximately $177,000 and $428,000 at October 31, 1998 and November 1, 1997, respectively.

    BBC finances the sale of buses to school districts, other tax-exempt municipalities, and contractors under sales-type leases. Lease terms range from one to seven years and contain a bargain purchase option at the end of the lease term. Under the lease terms, the lessee bears substantially all risks of ownership. BBC retains a lien on the title until all lease payments have been made.

    The net investment in leases arising from these arrangements as of October 31, 1998 and November 1, 1997 was as follows (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Leases receivable.....................................................  $  124,499  $  115,028
Unearned interest.....................................................     (13,032)    (12,706)
                                                                        ----------  ----------
Net leases receivable.................................................  $  111,467  $  102,322
                                                                        ----------  ----------
                                                                        ----------  ----------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

2. LEASES RECEIVABLE (CONTINUED)
    Interest income recognized on leases receivable was approximately $6,438,000, $5,309,000, and $4,947,000 for the years ended October 31, 1998,
November 1, 1997, and November 2, 1996, respectively. The primary expenses associated with the Company's finance lease activities relate to the interest expense from the revolving credit facility of Blue Bird Capital (Note 5).

3. NET CASH SURRENDER VALUE OF LIFE INSURANCE

    Details of the net cash surrender value of life insurance on the lives of individuals in whom BBC has an insurable interest as of October 31, 1998 and November 1, 1997 are as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Cash values..............................................................  $   7,604  $   7,456
    Less life insurance loans............................................     (4,458)    (4,458)
                                                                           ---------  ---------
Net cash surrender value, included in other assets.......................  $   3,146  $   2,998
                                                                           ---------  ---------
                                                                           ---------  ---------

4. RECAPITALIZATION

    On November 19, 1996, the Company completed an overall recapitalization pursuant to which the Company refinanced approximately $86,000,000 of its indebtedness; paid a special cash dividend of approximately $185,346,000 on all shares of its common stock, including approximately $15,840,000 paid to management as owners of redeemable common stock; and paid a distribution to BBC option holders of approximately $16,060,000. The dividend paid is recorded as a reduction to retained earnings in the consolidated statements of changes in stockholders' deficit. The distribution paid to BBC option holders was recorded as compensation expense and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

5. LONG-TERM DEBT

    Outstanding debt at October 31, 1998 and November 1, 1997 consisted of the following (in thousands):

                                                                                          1998        1997
                                                                                       ----------  ----------

10.75% senior subordinated notes, due November 15, 2006; interest payable
  semiannually; subordinated to Senior Credit Facility, as defined...................  $   99,733  $   99,713

Senior Credit Facility term loan, principal and interest payable in quarterly installments through November 19, 2002; interest payable at the option of BBC at either the prime rate plus 1.5% or the Eurodollar rate plus 2.5%; interest rate at
  7.75% on October 31, 1998; collateralized by all of the capital stock of the
  Company, 66% of the capital stock of Canadian Blue Bird Coach, Ltd. and Blue Bird
  de Mexico, and substantially all of the assets of the Company......................      78,100      90,100

Senior Credit Facility term loan, principal and interest payable in quarterly installments through November 19, 2003; interest payable at the option of BBC at either the prime rate plus 2% or the Eurodollar rate plus 3%; interest rate at
  8.25% on October 31, 1998; collateralized by all of the capital stock of the
  Company, 66% of the capital stock of Canadian Blue Bird Coach, Ltd. and Blue Bird
  de Mexico, and substantially all of the assets of the Company......................      73,500      74,250

Blue Bird Capital revolving credit facility with final maturity on March 31, 2001;
  interest payable quarterly at the option of BBC at either the prime rate or the
  Eurodollar rate plus 1.125%; weighted average interest rate at 6.32% on October 31,
  1998; collateralized by all the capital stock of Blue Bird Capital.................      92,400      85,500

Industrial development bonds, due March 2001; interest payable quarterly; interest
  rate at 3.15% on October 31, 1998; secured by a letter of credit...................       2,750       2,750
                                                                                       ----------  ----------

                                                                                          346,483     352,313

Less current portion of debt.........................................................      16,750      12,750
                                                                                       ----------  ----------

Long-term debt and bonds payable.....................................................  $  329,733  $  339,563
                                                                                       ----------  ----------
                                                                                       ----------  ----------

    As part of the recapitalization, holders of $50,000,000 of the Company's outstanding 11.75% Series B subordinated notes (the "Old Notes") agreed to sell their Old Notes to the Company and consented to certain amendments to the indenture governing the Old Notes for aggregate payments (including accrued interest) of approximately $54,000,000. The Company recognized an extraordinary loss of approximately $2,986,000, net of tax benefit, related to the Company's purchase of the Old Notes, which is included in the accompanying consolidated statements of income. Holders of the $36,000,000 bank term loan were also paid as part of the recapitalization.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

5. LONG-TERM DEBT (CONTINUED)
    The Company's previous bank credit agreement was replaced and refinanced by an amended credit agreement (the "Senior Credit Facility") which provides for an aggregate availability of $255,000,000, including $175,000,000 of term loan facilities and $80,000,000 of revolving credit facilities. The Senior Credit Facility provides for two term loans and a revolving credit facility. The revolving credit facility matures in November 2003 and requires interest payable quarterly at the Company's option of the prime rate plus 1.5% or the Eurodollar rate plus 2.5%. The weighted average interest rate of the revolving credit facility was 8.74% for the year ended October 31, 1998. In addition, the revolving credit facility requires quarterly payments of a commitment fee equal to .5% per annum of the daily unused portion. No amounts were outstanding under this revolving credit facility at November 1, 1997. The Senior Credit Facility contains certain restrictive covenants. The most restrictive covenants include
(1) limitations on indebtedness of the Company, as defined; (2) certain restrictions on dividend distributions, as defined; (3) limitations on capital expenditures; (4) minimum interest coverage ratio, as defined; and (5) a maximum ratio of total debt to earnings before interest, taxes, depreciation, and amortization. As of October 31, 1998, the Company was in compliance with all of its covenants.

    In addition to the Senior Credit Facility, the Company sold $100,000,000 of 10.75% senior subordinated notes (the "New Notes"). Proceeds from the New Notes, borrowings under the Senior Credit Facility, and cash on hand were used to fund the retirement of the Old Notes, the retirement of the $36,000,000 bank term loan, the payment of the dividend and distribution discussed in Note 4, and the payment of related fees and expenses. The New Notes are unsecured and contain certain restrictive covenants. The most restrictive covenants include (1) limitation of indebtedness, as defined and (2) certain restrictions on dividend distributions, as defined. As of October 31, 1998, the Company was in compliance with all of its covenants.

    Also, Blue Bird Capital has a revolving credit facility (the "Blue Bird Capital Revolver"). The maximum capacity of the Blue Bird Capital Revolver is $100,000,000 subject to meeting certain covenants, as defined. The Blue Bird Capital Revolver requires quarterly payments of a commitment fee equal to .15% as of October 31, 1998 and November 1, 1997, not to exceed .275% per annum of the daily unused portion of the credit commitment. The Blue Bird Capital Revolver contains certain covenants, including net income, tangible net worth, and interest coverage ratios. All of these covenants have been met as of October 31, 1998.

    In connection with the Blue Bird Capital Revolver, Blue Bird Capital purchased interest rate cap agreements with notional principal amounts totaling $65,000,000 in order to reduce the impact of fluctuations in interest rates on its variable rate debt. The interest rate agreements mature in April 1999.

    The Blue Bird Capital also entered into interest rate exchange agreements to hedge its exposure to fluctuating interest rates related to its variable rate debt. As of October 31, 1998, the exchanges carry notional principal amounts totaling $21,000,000 and have an estimated fair value of approximately $214,000, which is calculated based on the estimated amount the Company would have to pay to terminate the agreements.

    The industrial development bonds accrue interest based on a variable weekly interest rate with interest payments due quarterly. An irrevocable letter of credit backing the bonds has been issued which requires adherence to certain terms and financial ratios which are the same or less restrictive than those under the revolving credit facilities and term loan, all of which have been met as of October 31, 1998.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

5. LONG-TERM DEBT (CONTINUED)
    The future minimum principal payments by fiscal year of outstanding debt at October 31, 1998 are as follows (in thousands):

1999..............................................................  $  16,750

2000..............................................................     20,750

2001..............................................................    115,150

2002..............................................................     23,600

2003..............................................................     70,500

Thereafter........................................................     99,733
                                                                    ---------

                                                                    $ 346,483
                                                                    ---------
                                                                    ---------

6. INCOME TAXES

    BBC follows the provisions of SFAS No. 109, "Accounting for Income Taxes," for financial reporting purposes. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

    The components of the net deferred tax liability are as follows (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------

Total deferred tax liabilities........................................  $   29,077  $   30,600

Total deferred tax assets.............................................     (18,877)    (21,514)
                                                                        ----------  ----------

Net deferred tax liability............................................  $   10,200  $    9,086
                                                                        ----------  ----------
                                                                        ----------  ----------

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

6. INCOME TAXES (CONTINUED)

    The sources of and differences between the financial accounting and tax basis of BBC's assets and liabilities which give rise to the net deferred tax liabilities are as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Deferred tax liabilities:
  Stepped-up basis in net assets........................................  $  20,532  $  20,579
  Depreciation..........................................................        730      1,326
  Other.................................................................      7,815      8,695
                                                                          ---------  ---------
                                                                          $  29,077  $  30,600
                                                                          ---------  ---------
                                                                          ---------  ---------
Deferred tax assets:
  Warranty reserves.....................................................  $   5,103  $   5,189
  Pension reserve.......................................................      2,148      2,148
  Deferred compensation reserve.........................................      2,272      3,591
  Workers' compensation reserve.........................................      1,866      1,770
  Net operating loss carryforward.......................................          0      4,242
  Other.................................................................      7,488      4,574
                                                                          ---------  ---------
                                                                          $  18,877  $  21,514
                                                                          ---------  ---------
                                                                          ---------  ---------

    The components of the provision (benefit) for income taxes as of October 31, 1998, November 1, 1997, and November 2, 1996 are as follows (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $   9,092  $       0  $  13,117
  Foreign....................................................        582        829        597
  State......................................................        878          0      1,367
                                                               ---------  ---------  ---------
    Total current............................................     10,552        829     15,081
                                                               ---------  ---------  ---------
Deferred:
  Federal and state..........................................      1,114     (5,300)    (1,043)
  Foreign....................................................          0          0         (4)
                                                               ---------  ---------  ---------
  Deferred, net..............................................      1,114     (5,300)    (1,047)
                                                               ---------  ---------  ---------
Tax provision (benefit), net.................................  $  11,666  $  (4,471) $  14,034
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Income from foreign operations was approximately $1,193,000, $1,586,000, and $1,630,000 for the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

6. INCOME TAXES (CONTINUED)
    The income tax provision (benefit) as of October 31, 1998, November 1, 1997, and November 2, 1996 differs from the amount computed by applying the statutory rates for U.S. federal income taxes to income before income taxes because of the following (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Income tax computed at statutory rates.......................  $  11,666  $   3,808  $  14,018
Foreign tax impact...........................................        (35)         0          0
Tax-exempt interest income...................................     (1,983)    (1,684)    (1,373)
State income taxes, net of federal income
  tax effect.................................................        595       (271)       943
Tax benefit for dividend on redeemable
  common stock...............................................          0     (5,551)         0
Goodwill amortization........................................      1,300      1,300      1,297
Other........................................................        123       (306)       (13)
                                                               ---------  ---------  ---------
                                                                  11,666     (2,704)    14,872
Extraordinary item...........................................          0     (1,767)      (838)
                                                               ---------  ---------  ---------
                                                               $  11,666  $  (4,471) $  14,034
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    U.S. income taxes have not been provided for the undistributed earnings of foreign subsidiaries. These amounts will be offset largely by foreign tax credits which will arise when this income is recognized for U.S. income tax purposes.

7. BENEFIT PLANS

    PENSION PLANS

    BBC has several defined benefit pension plans and a defined contribution plan covering substantially all domestic employees and a defined contribution plan for Canadian employees. Total pension expenses amounted to approximately $3,050,000, $3,334,000, and $3,857,000 for the years ended October 31, 1998,
November 1, 1997, and November 2, 1996, respectively.

    The board of directors adopted a supplemental excess retirement plan (the "Unqualified Plan") effective January 1, 1991. This plan is restricted to certain key executives, is not qualified under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and is unfunded.

    The board of directors adopted a retirement plan in the form of a rabbi trust (the "Rabbi Trust") (a grantor trust set up to fund deferred compensation for certain individuals as allowed under the Internal Revenue Code) effective November 1, 1995. This plan is restricted to certain executives, is not qualified under ERISA, and is not funded.

    BBC's funding policy is to contribute the net periodic pension cost accrued each year to the U.S. salaried and hourly defined benefit plans. However, the contribution will not be less than the minimum required contribution under ERISA or greater than the maximum tax-deductible contribution.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

7. BENEFIT PLANS (CONTINUED)
    Net pension cost for the U.S. defined benefit plans includes the following as of October 31, 1998, November 1, 1997, and November 2, 1996 (in thousands):

                                                                 1998        1997       1996
                                                               ---------  ----------  ---------
Service costs/benefits earned during the period..............  $   1,968  $    1,822  $   1,861
Interest costs on projected benefit obligations..............      4,221       3,717      3,487
Return on plan assets........................................     (9,128)    (13,414)    (8,794)
Net amortization and deferral................................      3,653       9,152      5,377
                                                               ---------  ----------  ---------
Net periodic pension costs...................................  $     714  $    1,277  $   1,931
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------

    The following table sets forth these plans' funded status at October 31, 1998 (in thousands):

                                                               DEFINED
                                                               BENEFIT
                                                               PENSION    UNQUALIFIED    RABBI
                                                                PLANS        PLAN        TRUST
                                                              ----------  -----------  ---------
Pension benefit obligation:
  Vested benefits...........................................  $  (59,592)  $  (3,197)  $    (403)
  Nonvested benefits........................................      (1,122)          0           0
                                                              ----------  -----------  ---------
Accumulated benefit obligation..............................  $  (60,714)  $  (3,197)  $    (403)
                                                              ----------  -----------  ---------
                                                              ----------  -----------  ---------

Projected benefit obligation................................  $  (68,729)  $  (3,197)  $    (403)
Market value of plan assets.................................      69,721           0           0
                                                              ----------  -----------  ---------
Overfunded (unfunded) projected benefit obligation..........         992      (3,197)       (403)
Unrecognized net gain.......................................      (5,948)          0           0
Unrecognized prior service costs............................          38           0           0
                                                              ----------  -----------  ---------
Pension liability recognized in balance sheets..............  $   (4,918)  $  (3,197)  $    (403)
                                                              ----------  -----------  ---------
                                                              ----------  -----------  ---------

    Assets of the salaried and hourly plans are invested primarily in U.S. government securities, common stock funds, and cash management funds. For 1998, 1997, and 1996, the discount rate was approximately 6.75%, 8%, and 8%, respectively. The expected long-term rate of return on assets was 8% for 1998, 1997, and 1996. The expected average rate of increase in future compensation levels used is 4.8%.

    The 401(k) plan for domestic employees and the pension plan covering Canadian employees are defined contribution plans. Total expenses under such plans for the years ended October 31, 1998, November 1, 1997, and November 2, 1996 amounted to approximately $2,084,000, $2,056,000, and $1,926,000 respectively.

    MEDICAL, DENTAL, AND ACCIDENT AND SICKNESS BENEFITS

    BBC provides and is partially self-insured for medical, dental, and accident and sickness benefits. BBC maintains a voluntary employee benefit association trust through which all cash used to pay claims is processed. The trust is fully funded at year-end to cover incurred but not reported claims. Therefore,

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

7. BENEFIT PLANS (CONTINUED)
neither the trust's assets nor the liability for claims is reported in the accompanying consolidated balance sheets.

8. DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT BENEFITS

    At October 31, 1998 and November 1, 1997, the accompanying financial statements reflect liabilities for the anticipated payment of deferred compensation and supplemental retirement benefits described above in the amounts of approximately $950,000 and $992,000, respectively.

9. REDEEMABLE COMMON STOCK

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

    During 1998, the Company issued 770,000 shares of redeemable common stock associated with the exercise of options by management (Note 12). As a result, the number of redeemable common shares outstanding as of October 31, 1998 and November 1, 1997 was 1,500,000 and 730,000, respectively.

10. LEASES

    Rental expenses for operating leases were approximately $1,911,000, $1,616,000, and $1,195,000 for the years ended October 31, 1998, November 1, 1997, and November 2, 1996, respectively. Operating leases relate primarily to manufacturing and warehouse equipment. The future minimum lease payments under operating leases by fiscal year as of October 31, 1998 are approximately as follows (in thousands):

1999...............................................................  $   1,189
2000...............................................................        914
2001...............................................................        778
2002...............................................................        272
2003...............................................................          7
                                                                     ---------
                                                                     $   3,160
                                                                     ---------
                                                                     ---------

11. CONTINGENCIES

    As of October 31, 1998, BBC had a number of product liability and other cases pending. At the date of this report, neither the outcome of the cases nor the amounts of any company liabilities related to these cases is known. Management believes that, considering BBC's insurance coverage and its intention to

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

            OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996

11. CONTINGENCIES (CONTINUED)
vigorously defend its position, the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

12. MANAGEMENT STOCK OPTION PLAN

    Effective April 15, 1992, BBC's board of directors adopted a nonqualified management stock option plan (the "Plan") which provided for the granting of options to key employees of BBC to purchase up to 850,000 shares of common stock. Pursuant to the Plan, on April 15, 1992, key employees were granted options (the "Vested Options") to purchase an aggregate of 400,000 shares of common stock at an exercise price equal to $10 per share (the fair value of the stock at the grant date as determined by the board of directors). The Vested Options were fully vested at the time of grant. Additionally, on April 15, 1992, key employees were granted options (the "Performance Options") to purchase an aggregate of 400,000 shares at an exercise price equal to $10 per share. The Performance Options vested ratably over five years based on BBC's achieving certain levels of earnings performance, as defined in the Plan, and are fully vested as of October 31, 1998. During the year ended October 31, 1998, options for 10,000 shares were granted, and options for 770,000 shares were exercised. The options exercised were for redeemable common stock and the proceeds of $7,700,000 were financed by the Company through full recourse notes granted to the employees (Note 13). As a result, the Company had 0 and 760,000 options to purchase shares outstanding as of October 31, 1998 and November 1, 1997, respectively.

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

    The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25 and has computed its pro forma disclosures using the appropriate assumptions in accordance with SFAS No. 123. As such, the value of the options granted since the establishment of SFAS No. 123 and their related costs would have caused the Company to recognize additional expense of approximately $0 on a pro forma basis for the year ended October 31, 1998.

13. MANAGEMENT NOTES

    During 1998, certain employees exercised their options to purchase redeemable common shares at an aggregate exercise price of $7,700,000. In order to facilitate the exercise, the Company financed the exercise through the issuance of three-year notes expiring October 2001. The notes are full recourse and bear interest at a rate that approximates the market rate for a similar investment.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                                                                           PAGE
-----------                                                                                                     ---------
       3.1   Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to
             the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).               --

       3.2   By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
             Statement on Form S-1 No. 33-9544 filed September 11, 1992).                                              --

       3.3   Restated Certificate of Incorporation of BBC (incorporated by reference to Exhibit 3.3 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                   --

       3.4   By-laws of BBC (incorporated by reference to Exhibit 3.4 to the Registrant's Registration
             Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                             --

       4.1   Indenture dated as of November 15, 1996 by and among the Company, BBC and the Chase Manhattan
             Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
             Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                              --

       4.2   Form of Exchange Note (contained in Exhibit 4.1 as Exhibit A-2 thereto).                                  --

       4.3   Purchase Agreement dated November 13, 1996 by and among the Company, BBC and Merrill Lynch and BT
             Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
             Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                              --

      10.1   Registration Rights Agreement dated as of November 19, 1996 by and among the Company, BBC and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated and BT Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No. 333-17515
             filed December 9, 1996).                                                                                  --

      10.2   First Amended and Restated Credit Agreement dated as of November 15, 1996 by and among the
             Company, BBC, the lenders listed on the signature pages thereto and Bankers Trust Company, as
             Administrative Agent and Merrill Lynch & Co., as Syndication Agent, including all exhibits thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on
             Form S-4 No. 333-17515 filed December 9, 1996).                                                           --

      10.3   Amended and Restated Loan Agreement by and among Blue Bird Capital Corporation and LaSalle
             National Bank, as agent, and the several financial institutions from time to time parties to the agreement dated as of March 29, 1996 (incorporated by reference to Exhibit 10.22 to the
             Registrant's Form 10-Q No. 033-49544 filed June 11, 1996).                                                --

      10.4   Executive Employment Agreement dated April 15, 1992 between Paul E. Glaske and the Company
             (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
             No. 33-49544 filed September 11, 1992).                                                                   --

      10.5   Supplemental Retirement Plan of the Company (incorporated by reference to Exhibit 10.3 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                   --

  EXHIBIT
    NO.                                                                                                           PAGE
-----------                                                                                                     ---------
      10.6   Form of Noncompetition and Nonsolicitation Agreement with Albert L. Luce, Jr. and Joseph P. Luce
             (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1
             No. 33-49544 filed September 11, 1992).                                                                   --

      10.7   ML Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit
             10.10 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11,
             1992).                                                                                                    --

      10.8   Management Stock Subscription Agreement dated as of April 15, 1992 (incorporated by reference to
             Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 33-49544 filed September
             11, 1992).                                                                                                --

      10.9   Stockholders' Agreement dated as of April 15, 1992 (incorporated by reference to Exhibit 10.14 to
             the Registrant's Registration Statement on Form S-1 No.33-49544 filed September 11, 1992).                --

      10.10  BBC Management Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant's
             Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                --

      10.11  Form of Vested Option Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's
             Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                --

      10.12  Form of Performance Option Agreement (incorporated by reference to Exhibit 10.17 to the
             Registrant's Registration Statement on Form S-1 No. 33-49544 filed September 11, 1992).                   --

      10.13  Chassis Supply Agreement dated as of May 8, 1991 between the Company and General Motors
             Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Registration
             Statement on Form S-1 No. 33-49544 filed September 11, 1992).                                             --

      10.14  Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company
             (incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the
             fiscal year ended October 30, 1993 filed January 28, 1994).                                               --

      10.15  Amendment dated October 15, 1994, amending Executive Employment Agreement dated April 15, 1993 between Bobby G. Wallace and the Company (incorporated by reference to Exhibit 10.20 to the
             Registrant's Report on Form 10-K for the fiscal year ended October 29, 1994 and filed January 27,
             1995).                                                                                                    --

      10.16  Amended and Restated Vested Option Agreement dated September 13, 1994 between Bobby G.Wallace and the Company (incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K
             for the fiscal year ended October 29, 1994 filed January 27, 1995).                                       --

      12.1   Statements re Computation of Ratios.*                                                                     --

      21.1   Subsidiaries of BBC and the Company (incorporated by reference to Exhibit 21.1 to Registrant's
             Registration Statement on Form S-4 No. 333-17515 filed December 9, 1996).                                 --

      27     Financial Data Schedule*

------------------------

*   Filed herewith