Form 10-K405/A
period 1998-10-31
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1999-02-04
CIK 889469, 889468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

    BLUE BIRD BODY COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION. BLUE BIRD BODY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-K APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    EXPLANATORY NOTE: Due to transmission errors, the signature pages to the Joint Annual Report on Form 10-K of Blue Bird Corporation and Blue Bird Body Company for the fiscal year ended October 31, 1998 (the "Report"), filed with the Securities and Exchange Commission (the "Commission") on January 29, 1999, did not clearly indicate the signatories thereto. In accordance with Rule 302(b) of Regulation S-T, the signature pages to the Report were manually executed by each of the signatories thereto at the time the Report was filed with the Commission and such manually signed signature pages shall be retained by the filers in accordance with such rule. This amendment is being filed to more clearly evidence the signatories to the Report.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BLUE BIRD CORPORATION

                                BY               /S/ PAUL E. GLASKE
                                     ------------------------------------------
                                                   Paul E. Glaske
                                      CHAIRMAN OF THE BOARD AND PRESIDENT AND
                                                      DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                Date: January 29, 1999

                                BLUE BIRD BODY COMPANY

                                BY               /S/ PAUL E. GLASKE
                                     ------------------------------------------
                                                   Paul E. Glaske
                                      CHAIRMAN OF THE BOARD AND PRESIDENT AND
                                                      DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                Date: January 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement or amendment thereto has been signed below by the following persons in the capacities and on January 29, 1999.

                             BLUE BIRD CORPORATION

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
      /s/ PAUL E. GLASKE          President and Director
------------------------------    (Principal Executive       January 29, 1999
        Paul E. Glaske            Officer)

                                Vice President, Treasurer
     /s/ BOBBY G. WALLACE         and Secretary and
------------------------------    Director (Principal        January 29, 1999
       Bobby G. Wallace           Financial and Accounting
                                  Officer)

   /s/ GERALD S. ARMSTRONG
------------------------------  Director                     January 29, 1999
     Gerald S. Armstrong

     /s/ ALEXIS P. MICHAS
------------------------------  Director                     January 29, 1999
       Alexis P. Michas

    /s/ DONALD C. TRAUSCHT
------------------------------  Director                     January 29, 1999
      Donald C. Trauscht

    /s/ A. CLARK DAUGHERTY
------------------------------  Director                     January 29, 1999
      A. Clark Daugherty

                             BLUE BIRD BODY COMPANY

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
      /s/ PAUL E. GLASKE          President and Director
------------------------------    (Principal Executive       January 29, 1999
        Paul E. Glaske            Officer)

                                Vice President, Treasurer
     /s/ BOBBY G. WALLACE         and Secretary and
------------------------------    Director (Principal        January 29, 1999
       Bobby G. Wallace           Financial and Accounting
                                  Officer)

   /s/ GERALD S. ARMSTRONG
------------------------------  Director                     January 29, 1999
     Gerald S. Armstrong

     /s/ ALEXIS P. MICHAS
------------------------------  Director                     January 29, 1999
       Alexis P. Michas

    /s/ DONALD C. TRAUSCHT
------------------------------  Director                     January 29, 1999
      Donald C. Trauscht

    /s/ A. CLARK DAUGHERTY
------------------------------  Director                     January 29, 1999
      A. Clark Daugherty

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE BIRD CORPORATION                                              BLUE BIRD BODY COMPANY

By:                      /S/ PAUL E. GLASKE                        By:                      /S/ PAUL E. GLASKE
               ---------------------------------------                            ---------------------------------------
                           Paul E. Glaske                                                     Paul E. Glaske

                           Paul E. Glaske                                                     Paul E. Glaske
                      Chairman of the Board and                                          Chairman of the Board and
                       President and Director                                             President and Director
                    (Principal Executive Officer)                                      (Principal Executive Officer)

Date: February 4, 1999                                             Date: February 4, 1999

By:                     /S/ BOBBY G. WALLACE                       By:                     /S/ BOBBY G. WALLACE
               ---------------------------------------                            ---------------------------------------
                          Bobby G. Wallace                                                   Bobby G. Wallace

                          Bobby G. Wallace                                                   Bobby G. Wallace
                    Vice President, Treasurer and                                         Vice President--Finance
                       Secretary and Director                                               and Administration,
                      (Principal Financial and                                            Treasurer and Secretary
                         Accounting Officer)                                                   and Director
                                                                                         (Principal Financial and
                                                                                            Accounting Officer)

Date: February 4, 1999                                             Date: February 4, 1999