Form 10-Q
period 1999-01-30
BLUE BIRD CORP
filed 1999-03-16
CIK 889469

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[x] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended January 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to ______

 Commission File Number 33-49544-01            Commission File Number 33-49544

             BLUE BIRD CORPORATION                BLUE BIRD BODY COMPANY
  (Exact name of registrant as specified  (Exact name of registrant as specified
                   in its charter)                   in its charter)

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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

         As of March 1, 1999, 9,204,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

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

                              BLUE BIRD CORPORATION
                             BLUE BIRD BODY COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE-MONTH PERIOD
                             ENDED JANUARY 30, 1999

                                Table Of Contents


                                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
           as of January 30, 1999 and
           October 31, 1998....................................................................1

          Condensed Consolidated Statements of
           Income for the three-month periods
           ended January 30, 1999 and
           January 31, 1998....................................................................2

          Condensed Consolidated Statements of
           Cash Flows for the three-month
           periods ended January 30, 1999
           and January 31, 1998................................................................3

          Notes to Condensed Consolidated
           Financial Statements................................................................4


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations..........................................................................6

Item 3.   Quantitative and Qualitative Disclosures
           about Market Risk...................................................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................8

Item 6.   Exhibits and Reports on Form 8-K.....................................................8

          Signatures...........................................................................9

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JANUARY 30, 1999 AND OCTOBER 31, 1998

                                ($ IN THOUSANDS)

                                     ASSETS


                                                                              January 30,                  October 31,
                                                                                1999                         1998
                                                                            ----------------             ----------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $      5,887               $       54,558
   Trade receivables                                                                 18,086                       20,226
   Leases receivable                                                                 47,916                       48,262
   Inventories                                                                      127,086                       85,148
   Prepaid expenses                                                                   2,731                        1,149
   Other current assets                                                               1,063                        1,913
                                                                                -----------                --------------
        Total current assets                                                        202,769                      211,256

LEASES RECEIVABLE,  NONCURRENT                                                       65,562                       63,205

PROPERTY, PLANT, AND EQUIPMENT                                                       72,541                       71,183
   Less accumulated depreciation                                                    (36,816)                     (35,293)
                                                                                -----------                --------------
        Property, plant, and equipment, net                                          35,725                       35,890
                                                                                -----------                --------------

GOODWILL AND DEBT ISSUE COSTS                                                       162,506                      162,506
   Less accumulated amortization                                                    (28,918)                     (27,642)
                                                                                -----------                --------------
        Goodwill & debt issue costs,  net                                           133,588                      134,864
                                                                                -----------                --------------

OTHER ASSETS                                                                          8,028                        4,743
                                                                                -----------                --------------

        Total assets                                                           $    445,672               $      449,958
                                                                                -----------                --------------
                                                                                -----------                --------------

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                 $      4,900               $            0
   Current portion of long-term debt                                                 17,750                       16,750
   Accounts payable                                                                  30,982                       29,763
   Income taxes payable                                                                 499                        7,444
   Deferred income taxes                                                              4,863                        5,356
   Other current liabilities                                                         35,514                       38,259
                                                                                -----------                --------------

        Total current liabilities                                                    94,508                       97,572

LONG-TERM DEBT                                                                      327,652                      329,733

DEFERRED INCOME TAXES                                                                 4,710                        4,844

OTHER LIABILITIES                                                                    22,061                       21,925

REDEEMABLE COMMON STOCK, NET                                                         42,981                       48,445
                                                                                -----------                --------------

        Total liabilities                                                           491,912                      502,519

STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,704,778 shares outstanding                                           77                           77
   Additional paid-in capital                                                        77,023                       77,023
   Retained earnings (deficit)                                                     (119,239)                    (125,309)
   Other comprehensive income                                                        (4,101)                      (4,352)

                                                                                -----------                --------------
        Total stockholders' (deficit) equity                                        (46,240)                     (52,561)
                                                                                -----------                --------------

        Total liabilities and stockholders' (deficit) equity                   $    445,672               $      449,958
                                                                                -----------                --------------
                                                                                -----------                --------------

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE-MONTH PERIODS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

                                ($ IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                            ------------------------------------------
                                                                 JANUARY 30,          JANUARY 31,
                                                                    1999                  1998
                                                                --------------       ---------------
                                                                 (UNAUDITED)          (UNAUDITED)

 Net sales                                                   $        100,564     $          90,901

 Cost of goods sold                                                    81,833                74,615
                                                                --------------       ---------------

                Gross profit                                           18,731                16,286

 Selling, general and administrative expenses                          11,483                11,227

 Amortization of goodwill and other intangibles                           960                   960
                                                                --------------       ---------------

 Operating income                                                       6,288                 4,099

 Interest income                                                        2,189                 1,939

 Interest and debt issue expense                                       (7,804)               (8,462)

 Other income (expense)                                                   306                   298
                                                                --------------       ---------------

 Income (Loss) before income taxes                                        979                (2,126)

 Provision (benefit) for income taxes                                     373                  (622)
                                                                --------------       ---------------

 Net income (loss)                                           $            606     $          (1,504)
                                                                --------------       ---------------
                                                                --------------       ---------------


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE-MONTH PERIODS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998


                                ($ IN THOUSANDS)


                                                                                               THREE MONTHS ENDED
                                                                                 ------------------------------------------
                                                                                 JANUARY 30,                  JANUARY 31,
                                                                                    1999                         1998
                                                                                 -----------               ----------------
                                                                                 (UNAUDITED)                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $        606                   $    (1,504)
                                                                                 -----------                  -----------

   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                2,775                         2,834
         Increase (decrease) in cash surrender value of life insurance                    6                             1
         Deferred income taxes                                                         (627)                         (772)
   Changes in operating assets and liabilities:
         (Increase) decrease in trade receivables                                     2,140                           372
         (Increase) decrease in inventories                                         (41,938)                      (29,086)
         (Increase) decrease in prepaid expenses                                     (1,582)                       (1,091)
         Increase (decrease) in accounts payable                                      1,219                         2,757
         Increase (decrease) in income taxes payable                                 (6,945)                           (3)
         Other                                                                       (5,322)                       (3,111)
                                                                                 -----------                  -----------

             Total adjustments                                                      (50,274)                      (28,099)
                                                                                 -----------                  -----------

          Net cash used in operating activities                                     (49,668)                      (29,603)
                                                                                 -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions                                       (1,056)                         (593)
   (Increase) decrease in leases receivable                                          (2,011)                          223

                                                                                 -----------                  -----------
          Net cash used in investing activities                                      (3,067)                         (370)
                                                                                 -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on revolving credit agreements                                       7,000                         6,000
   Repayment of long-term debt                                                       (3,188)                       (2,188)
                                                                                 -----------                  -----------

          Net cash provided by financing activities                                   3,812                         3,812
                                                                                 -----------                  -----------

EFFECT OF EXCHANGE RATE FLUCTUATIONS                                                    252                          (211)
                                                                                 -----------                  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (48,671)                      (26,372)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     54,558                        31,031
                                                                                 -----------                  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      5,887                   $     4,659
                                                                                 -----------                  -----------
                                                                                 -----------                  -----------

SUPPLEMENTAL INFORMATION:
   Cash interest paid                                                          $     10,212                   $    11,039
                                                                                 -----------                  -----------
                                                                                 -----------                  -----------

   Cash income taxes paid                                                      $      7,880                   $       162
                                                                                 -----------                  -----------
                                                                                 -----------                  -----------



         The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

         The accompanying unaudited condensed consolidated financial statements of Blue Bird Corporation and subsidiaries ("BBC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the joint annual report of BBC and Blue Bird Body Company on Form 10-K for the fiscal year ended October 31, 1998.

         The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.


         FISCAL YEAR

         BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal years 1999 and 1998 each contain 52 weeks.



2.       INVENTORIES

         Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $10.9 million higher at January 30, 1999 and approximately $10.1 million higher at October 31, 1998.

         The components of inventory consist of the following at January 30, 1999 and October 31, 1998 (dollars in thousands):

                                                         1999                           1998
                                                         ----                           ----

         Raw materials                                $ 31,762                         $23,923
         Work in process                                51,384                          31,956
         Finished goods                                 43,940                          29,269
                                                       -------                          ------
                                                      $127,086                         $85,148
                                                       -------                          ------
                                                       -------                          ------


3.       CONTINGENCIES

         PENDING LITIGATION AND INSURANCE PROGRAM

         As of January 30, 1999, a number of product liability cases were pending against a subsidiary of BBC. Neither the outcome of certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.


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

5.       COMPREHENSIVE INCOME

         Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires companies to disclose comprehensive income and its components, defined as the total of net income and all other nonowner changes in equity. The Company has other comprehensive income in the form of cumulative translation adjustments and unrealized gains on available-for-sale equity securities. The total of other comprehensive income for the three months ended January 30, 1999 and January 31, 1998 was $.3 million and ($.2) million, respectively. The total of comprehensive income for the same periods was $.9 million and ($1.7) million, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 30, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Net sales for the quarter ended January 30, 1999, were $100.6 million, an increase of $9.7 million or 10.7% compared to the corresponding period in 1998. This increase was due to more deliveries during the current reporting period as compared to the 1998 period.

Gross profit increased to $18.7 million in the first quarter of 1999 from $16.3 million in the first quarter of 1998, an increase of $2.4 million or 14.7% as a result of higher sales volume. The gross margin increased to 18.6% compared to 17.9% in the 1998 period due to the mix of units delivered having higher gross margins compared to prior year.

Selling, general and administrative expenses increased to $11.5 million from $11.2 million in the 1998 period, an increase of $.3 million or 2.7%. The increase was due primarily to increased R&D expenses and higher warranty expenses.

Interest and debt issue expenses decreased to $7.8 million in the current period from $8.5 million in the prior period due to lower average interest rates and decreased average debt in the current period as compared to the prior period.

The provision for income taxes was $.4 million in the current period compared to a benefit of $.6 million in the 1998 period. The 1998 period reflected a loss.

YEAR 2000

As a result of certain computer programs being written using two digits rather than four to define the applicable year, information systems that have date sensitive software may be unable to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000 (the "Year 2000 Problem"). The Year 2000 Problem, which is common to most businesses, could, if not resolved, have a detrimental effect on the Company's operations, and interfere with the Company's ability to engage in normal business activities. If unremedied, the Year 2000 Problem could result in systems failures or miscalculations causing disruptions, including among other things, a temporary slowdown of manufacturing operations due to parts shortages and, consequently, a temporary inability to deliver buses to customers.

In 1993, the Company began a company-wide assessment of the vulnerability of its information technology systems to the Year 2000 Problem and began modifying all affected software. Approximately 90% of the software used by the Company was developed and is maintained in-house. All software systems have been reviewed to determine Year 2000 compliance. As of January 31, 1999, the Company estimates that it has completed approximately 95% of the necessary revisions and testing. Hardware and network systems review is scheduled for completion in early 1999.

The Company also has been assessing its non-information technology systems to identify potential Year 2000 problems. The review to date has not identified any major non-IT system problems that would adversely affect operations in any significant way. The evaluation and testing of non-IT systems is scheduled to be completed by mid 1999.

The Company is also in the process of surveying major suppliers and customers to determine their efforts toward resolution of the Year 2000 Problem. The Company has developed contingency plans to address various Year 2000 problems which would result in the failure of critical business systems of the Company, its significant suppliers or customers.

Since 1993, the Company has treated the costs associated with modifying affected system as on-going software maintenance using primarily in-house resources. The Company estimates that approximately $.5 million has been expended in connection therewith through the first quarter of fiscal 1999, mainly costs associated with employee payroll. The Company believes that the remaining costs associated with completion of the Year 2000 Problem will be approximately $.3 million, again mainly internal payroll related, including the additional cost of an outside contractor. Remediation costs comprise less than 15 percent of the IT budget for fiscal 1999. All remediation costs are funded from current operating income.

Although the Company believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operation caused by the Year 2000 Problem, it can make no assurance that the Company will be successful in such efforts, or that its major vendors or customers will successfully modify or replace their affected systems or that such failures would not have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources in the future.


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


     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three month period of fiscal 1999 was $49.7 million. This amount reflects the customary seasonal increase in inventory of $41.9 million and income tax payments of $6.9 million. Scheduled repayment of term debt during the period used additional funds of $3.2 million. The Company's principal sources of funds during the period were cash on hand at the beginning of the period and borrowings on the Bankers Trust working capital line of credit. One of the Company's subsidiaries, Blue Bird Capital Corporation, provides sales financing. The increase in leases receivable is funded primarily through the LaSalle National Bank revolving line of credit.

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


Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

                  Not applicable.


PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings.

Reference is made to BBC's and the Company's Joint Annual Report on Form 10-K for the fiscal year ended October 31, 1998 for a description of certain legal proceedings to which BBC or the Company is a party.


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibits.

                  27.1 Financial Data Schedule

     (b)          Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Registrants during the quarter ended January 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE BIRD CORPORATION                               BLUE BIRD BODY COMPANY



BY /s/ PAUL E. GLASKE                               BY /s/  PAUL E. GLASKE
----------------------------------                  ---------------------------
       Paul E. Glaske                                       Paul E. Glaske
   Chairman of the Board and                        Chairman of the Board and
       President and Director                        President and Director
       (Principal Executive                          (Principal Executive
           Officer)                                           Officer)

Date: March 16, 1999                                Date:   March 16, 1999



BY /s/ BOBBY G. WALLACE                             BY /s/ BOBBY G. WALLACE
----------------------------------                  ---------------------------
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

Date: March 16, 1999                                Date:    March 16, 1999