Form 10-Q
period 1999-07-31
BLUE BIRD CORP; BLUE BIRD BODY CO
filed 1999-09-03
CIK 889469, 889468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JULY 31, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 33-49544-01            Commission File Number 33-49544

           Blue Bird Corporation                         Blue Bird Body Company
-------------------------------------------   -------------------------------------------
   (Exact name of registrant as specified        (Exact name of registrant as specified
              in its charter)                               in its charter)

                  Delaware                                      Georgia
-------------------------------------------   -------------------------------------------
      (State or other jurisdiction of               (State or other jurisdiction of
       incorporation or organization)                incorporation or organization)

                 13-3638126                                    58-0813156
-------------------------------------------   -------------------------------------------
    (I.R.S. Employer Identification No.)          (I.R.S. Employer Identification No.)

            3920 Arkwright Road                           3920 Arkwright Road
            Macon, Georgia 31210                          Macon, Georgia 31210
-------------------------------------------   -------------------------------------------
      (Address of principal executive               (Address of principal executive
        offices, including zip code)                  offices, including zip code)

               (912) 757-7100                                (912) 757-7100
-------------------------------------------   -------------------------------------------
      (Registrant's telephone number,               (Registrant's telephone number,
            including area code)                          including area code)

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of September 1, 1999, 9,204,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

    BLUE BIRD BODY COMPANY ("BLUE BIRD" OR THE "COMPANY") IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION ("BBC"). BLUE BIRD MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-Q APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH GENERAL INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BLUE BIRD CORPORATION
                             BLUE BIRD BODY COMPANY

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                              ENDED JULY 31, 1999

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                            PAGE
                                                                                            -----

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of July 31, 1999 and October 31,
           1998........................................................................           1

           Condensed Consolidated Statements of Income for the three-month and
           nine-month periods ended July 31, 1999 and August 1, 1998...................           2

           Condensed Consolidated Statements of Cash Flows for the nine-month periods
           ended July 31, 1999 and August 1, 1998......................................           3

           Notes to Condensed Consolidated Financial Statements........................           4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................           5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................           8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................           8

Item 6.    Exhibits and Reports on Form 8-K............................................           8

           Signatures..................................................................           9

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                    BLUE BIRD BODY COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1999 AND OCTOBER 31, 1998

                                ($ IN THOUSANDS)

                                                                                                       JULY 31,     OCTOBER 31,
                                                                                                         1999          1998
                                                                                                      -----------   -----------
                                                                                                      (UNAUDITED)
                                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................................   $   7,311     $   54,558
  Trade receivables.................................................................................      34,711         20,226
  Leases receivable.................................................................................      47,180         48,262
  Inventories.......................................................................................     163,577         85,148
  Prepaid expenses..................................................................................       1,872          1,149
  Other current assets..............................................................................       3,036          1,913
                                                                                                      -----------   -----------
    Total current assets............................................................................     257,687        211,256
LEASES RECEIVABLE, NONCURRENT.......................................................................      64,103         63,205
PROPERTY, PLANT, AND EQUIPMENT......................................................................      76,495         71,183
  Less accumulated depreciation.....................................................................     (39,949)       (35,293)
                                                                                                      -----------   -----------
    Property, plant, and equipment, net.............................................................      36,546         35,890
                                                                                                      -----------   -----------
GOODWILL AND DEBT ISSUE COSTS.......................................................................     162,506        162,506
  Less accumulated amortization.....................................................................     (31,470)       (27,642)
                                                                                                      -----------   -----------
    Goodwill & debt issue costs, net................................................................     131,036        134,864
                                                                                                      -----------   -----------
OTHER ASSETS........................................................................................       8,216          4,743
                                                                                                      -----------   -----------
    Total assets....................................................................................   $ 497,588     $  449,958
                                                                                                      -----------   -----------
                                                                                                      -----------   -----------

                                        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Revolving credit facilities.......................................................................   $   8,000     $        0
  Current portion of long-term debt.................................................................      19,750         16,750
  Accounts payable..................................................................................      54,299         29,763
  Income taxes payable..............................................................................       5,389          7,444
  Deferred income taxes.............................................................................       4,163          5,356
  Other current liabilities.........................................................................      46,999         38,259
                                                                                                      -----------   -----------
    Total current liabilities.......................................................................     138,600         97,572
LONG-TERM DEBT......................................................................................     316,288        329,733
DEFERRED INCOME TAXES...............................................................................       4,442          4,844
OTHER LIABILITIES...................................................................................      21,917         21,925
REDEEMABLE COMMON STOCK, NET........................................................................      58,047         48,445
                                                                                                      -----------   -----------
    Total liabilities...............................................................................     539,294        502,519
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, $.01 par value; 25,000,000 shares authorized; 7,704,778 shares outstanding..........          77             77
  Additional paid-in capital........................................................................      77,023         77,023
  Retained earnings (deficit).......................................................................    (115,237)      (125,309)
  Other comprehensive income........................................................................      (3,569)        (4,352)
                                                                                                      -----------   -----------
    Total stockholders' (deficit) equity............................................................     (41,706)       (52,561)
                                                                                                      -----------   -----------
    Total liabilities and stockholders' (deficit) equity............................................   $ 497,588     $  449,958
                                                                                                      -----------   -----------
                                                                                                      -----------   -----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                    BLUE BIRD BODY COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 1999 AND
                                 AUGUST 1, 1998

                                ($ IN THOUSANDS)

                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              -------------------------   -------------------------
                                                                               JULY 31,      AUGUST 1,     JULY 31,      AUGUST 1,
                                                                                 1999          1998          1999          1998
                                                                              -----------   -----------   -----------   -----------
                                                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales...................................................................   $219,930      $200,558      $457,204      $394,172
Cost of goods sold..........................................................    179,205       165,582       372,541       322,750
                                                                              -----------   -----------   -----------   -----------
    Gross profit............................................................     40,725        34,976        84,663        71,422
Selling, general and administrative expenses................................     12,123        11,932        35,524        34,633
Amortization of goodwill and other intangibles..............................        960           960         2,880         2,880
                                                                              -----------   -----------   -----------   -----------
Operating income............................................................     27,642        22,084        46,259        33,909
Interest income.............................................................      2,036         1,694         6,212         5,323
Interest and debt issue expense.............................................     (7,923)       (9,357)      (23,525)      (26,455)
Other income (expense)......................................................        569           139         1,305           744
                                                                              -----------   -----------   -----------   -----------
Income before income taxes..................................................     22,324        14,560        30,251        13,521
Provision for income taxes..................................................      7,779         4,827        10,577         4,505
                                                                              -----------   -----------   -----------   -----------
Net income..................................................................   $ 14,545      $  9,733      $ 19,674      $  9,016
                                                                              -----------   -----------   -----------   -----------
                                                                              -----------   -----------   -----------   -----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                    BLUE BIRD BODY COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE-MONTH PERIODS ENDED JULY 31, 1999 AND
                                 AUGUST 1, 1998

                                ($ IN THOUSANDS)

                                                                                                          NINE MONTHS ENDED
                                                                                                      --------------------------
                                                                                                       JULY 31,      AUGUST 1,
                                                                                                         1999           1998
                                                                                                      -----------   ------------
                                                                                                      (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................................    $19,674       $  9,016
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization...................................................................      8,411          8,664
    Increase (decrease) in cash surrender value of life insurance...................................        (71)           (76)
    Deferred income taxes...........................................................................     (1,595)         2,311
  Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables........................................................    (14,485)       (20,114)
    (Increase) decrease in inventories..............................................................    (78,429)      (104,141)
    (Increase) decrease in prepaid expenses.........................................................       (723)          (327)
    Increase (decrease) in accounts payable.........................................................     24,536         32,854
    Increase (decrease) in income taxes payable.....................................................     (2,055)         1,648
    Other...........................................................................................      3,800         10,229
      Total adjustments.............................................................................    (60,611)       (68,952)
    Net cash used in operating activities...........................................................    (40,937)       (59,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant, and equipment acquisitions.......................................................     (4,814)        (2,369)
  (Increase) decrease in leases receivable..........................................................        184          3,948
    Net cash used in investing activities...........................................................     (4,630)         1,579

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on revolving credit agreements......................................................      8,100         45,300
  Repayment of long-term debt.......................................................................    (10,563)        (8,563)
    Net cash provided by financing activities.......................................................     (2,463)        36,737
EFFECT OF EXCHANGE RATE FLUCTUATIONS................................................................        783           (734)
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................................    (47,247)       (22,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................................     54,558         31,031
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................................    $ 7,311       $  8,677
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------
SUPPLEMENTAL INFORMATION:
  Cash interest paid................................................................................    $25,396       $ 28,102
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------
  Cash income taxes paid............................................................................    $14,234       $    456
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------

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

FISCAL YEAR

    BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal years 1999 and 1998 each has contain 52 weeks.

2. INVENTORIES

    Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3.7 million higher at July 31, 1999 and approximately $2.9 million higher at October 31,1998.

    The components of inventory consist of the following at July 31, 1999 and October 31, 1998 (dollars in thousands):

                                                                            1999       1998
                                                                         ----------  ---------
Raw materials..........................................................  $   25,933  $  23,923
Work in process........................................................      55,707     31,956
Finished goods.........................................................      81,937     29,269
                                                                         ----------  ---------
                                                                         $  163,577  $  85,148
                                                                         ----------  ---------
                                                                         ----------  ---------

3. CONTINGENCIES

PENDING LITIGATION AND INSURANCE PROGRAM

    As of July 31, 1999, a number of product liability cases were pending against a subsidiary of BBC. Neither the outcome of certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                    BLUE BIRD BODY COMPANY AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

6. COMPREHENSIVE INCOME

    Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires companies to disclose comprehensive income and its components, defined as the total of net income and all other nonowner changes in equity. The Company has other nonowner changes in equity ("other comprehensive income") in the form of cumulative translation adjustments and unrealized gains on available-for-sale equity securities. Total comprehensive income for the quarters ended July 31, 1999 and August 1, 1998 was $14.7 million and $9.2 million respectively. Total comprehensive income (loss) for the nine months ended July 31, 1999 and August 1, 1998 was $20.5 million and $8.3, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 1,
     1998

    Net sales for the quarter ended July 31, 1999, were $219.9 million compared to $200.6 million for the corresponding period in 1998. The increase was due to increased unit sales volume and a higher average selling price per unit in 1999.

    Gross profit increased to $40.7 million in the third quarter of 1999 from $35.0 million in the third quarter of 1998, an increase of $5.7 million or 16.3% due to higher sales volume and higher gross margin. The gross margin of 18.5% was above the 1998 period gross margin of 17.4% due primarily to the mix of units delivered having a higher gross margin compared to the prior year.

    Interest income increased to $2.0 million from $1.7 million in the 1998 period, an increase of $.3 million or 17.6%. The increase was due to a larger average lease portfolio balance in the current year.

    Interest expense decreased to $7.9 million in the current period from $9.4 million in the prior year period due to a combination of lower interest rates and reduced borrowing on the revolving credit line and term loans.

    The provision for income taxes was $7.8 million in the current period compared to a provision of $4.8 million in the 1998 period. The increase in the provision was due primarily to the higher income before taxes in the current three month period.

    NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 1, 1998

    Net sales for the nine months ended July 31, 1999, were $457.2 million, an increase of $63.0 million or 16.0% compared to the corresponding period in 1998. This increase was due to increased unit sales volume and a higher average selling price per unit in 1999.

    Gross profit increased to $84.7 million in the current period as compared to $71.4 million in the 1998 period. This was an increase of $13.3 million or 18.6% due to higher sales volume and gross margin. The gross margin increased to 18.5% compared to 18.1% in the 1998 period due to the mix of units delivered having a higher gross margin compared to prior year.

    Selling, general and administrative expenses increased to $35.5 million from $34.6 million in the 1998 period, an increase of $.9 million or 2.6% related to higher engineering and selling expenses.

    Interest income increased to $6.2 million from $5.3 million in the 1998 period, an increase of $.9 million or 17.0%. The increase was due to a larger average lease portfolio balance compared to 1998.

    Interest expense decreased to $23.5 million in the current period from $26.5 million in the prior year period due to lower interest rates and lower volume of debt this year compared to last year.

    Other income was $1.3 million compared to $.7 million in the prior year period due to favorable exchange expense.

    The provision for income taxes was $10.6 million in the current year compared to a provision of $4.5 million in the 1998 period. The increase in the provision was due primarily to the higher income before taxes in the current year.

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

    In 1993, the Company began a company-wide assessment of the vulnerability of its information technology systems to the Year 2000 Problem and began modifying all affected software. Approximately 90% of the software used by the company was developed and is maintained in house. All software systems have been reviewed to determine Year 2000 compliance. As of July 31,1999, the Company estimates that it has completed approximately 98% of the necessary revisions and testing. Hardware and network systems review was completed in July 1999.

    The Company also has been assessing its non-information technology systems to identify potential Year 2000 problems. The review to date has not identified any major non-IT system problems that would adversely affect operations in a significant way. The evaluation and testing of non-IT systems was recently completed.

    The Company is also in process of surveying major suppliers and customers to determine their efforts toward resolution of the Year 2000 Problem. The Company has developed contingency plans to address various Year 2000 problems which would result in the failure of critical business systems of the Company, its significant suppliers or customers.

    Since 1993, the Company has treated the costs associated with modifying affected systems as on-going software maintenance using primarily in-house resources. The Company estimates that approximately $.7 million has been expended in connection therewith through the third quarter of fiscal 1999, mainly costs associated with employee payroll. The Company believes that the remaining costs associated with completion of the Year 2000 Problem will be approximately $.1 million, again mainly internal payroll related, including the additional cost of an outside contractor. Remediation costs comprise less than 15 percent of the IT budget for fiscal 1999. All remediation costs are funded from current operating income.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities during the nine month period of fiscal 1999 was $40.9 million. This amount reflects the seasonal buildup in inventory of $78.4 million, offset in part by a related increase in accounts payable of $24.5 million. The trade receivable increase of $14.5 million reflects the seasonal nature of the company's sales at this time of year. Scheduled repayments of the term debt during the period used additional funds of $10.6 million. Capital expenditures for the period were $4.8 million. The Company's principal sources of funds during the period were cash on hand at the beginning of the fiscal year, net income and proceeds from a working capital line of credit. One of the Company's subsidiaries, Blue Bird Capital Corporation, provides sales financing for the Company's products. The leases receivable are funded primarily through a separate revolving line of credit.

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

    Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K.

    There were no reports on Form 8-K filed by the Registrants during the quarter ended July 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE BIRD CORPORATION                                BLUE BIRD BODY COMPANY

By                    /s/ PAUL E. GLASKE             By                    /s/ PAUL E. GLASKE
           ---------------------------------------              ---------------------------------------
                        Paul E. Glaske                                       Paul E. Glaske
                  Chairman of the Board and                            Chairman of the Board and
                           Director                                             Director
                     (Principal Executive                                 (Principal Executive
                           Officer)                                             Officer)

Date: September 3, 1999                              Date: September 3, 1999

By                   /s/ BOBBY G. WALLACE            By                   /s/ BOBBY G. WALLACE
           ---------------------------------------              ---------------------------------------
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

Date: September 3, 1999                              Date: September 3, 1999